Form 10QSB
period 2000-03-31
TESMARK INC
filed 2000-05-09
CIK 1100748

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -----------------

                                   FORM 10-QSB

                               -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended: March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                      Commission File Number:  033-18437-LA


                                  TESMARK, INC.
            Incorporated pursuant to the laws of the state of Nevada


                               -----------------


                  IRS Employer Identification No. - 82-0351882

               2921 N. Tenaya Way, Suite 216, Las Vegas, NV 89128
                                 (702) 947-4877


                               -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 Yes    X     No
    ---------   ---------

The Company had 2,500,100 shares of common stock outstanding at March 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                                  TESMARK, INC.

                                TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of March 31, 2000..................................3

   Statements of Operations ............................................4

   Statements of Cash Flows ............................................5

   Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................7

   Signature Page........................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                  BALANCE SHEET


                                                March 31,
                                                  2000
                                               -----------
                                               (Unaudited)
                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $       0
                                                 ----------
TOTAL ASSETS                                     $  20,750
                                                 ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                         $      835
                                                 -----------
TOTAL CURRENT LIABILITIES                        $      835
                                                 -----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
     Authorized 24,000,000, issued
     and outstanding 2,500,100 shares
     on March 31, 2000                           $    2,500

     Capital Surplus                                  2,600

     Deficit accumulated during
     the development stage                       $   (5,935)
                                                 -----------
TOTAL STOCKHOLDER'S EQUITY                       $     (835)
                                                 -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                             $       --
                                                 ===========



                                  TESMARK, INC.
                            STATEMENTS OF OPERATIONS


                                             Three Months Ended  Three Months Ended
                                                March 31, 2000      March 31, 1999
                                              ----------------    ----------------
                                                 (Unaudited)         (Unaudited)
INCOME
         Revenues                                $         0            $        0

EXPENSES
         Administration                           $      835            $      100
                                                  -----------           -----------
                  Total Expenses                  $      835            $      100

             Income (loss) from operations        $     (835)           $     (100)
                                                  -----------           -----------

         Average Shares Outstanding                2,500,100             2,500,100

         Loss per share                           $      .00             $     .00



                                  TESMARK, INC.
                             STATEMENT OF CASH FLOWS


                                 Three Months Ended    Three Months Ended
                                   March 31, 2000        March 31, 1999
                                  ----------------      ----------------
                                     (Unaudited)           (Unaudited)
Cash Received from
subscription to
Companies Shares                      $         0           $         0

Cash Received from
Officers                                        0                     8

Cash Received from
Operations                                      0                     0

Total Cash Received
During Period                                   0                     0

Cash Used in Operations                         0                     0

Increase in Cash                                0                     0

Cash at Beginning of
Period                                          0                     0

Cash at End of Period                           0                     0



                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                                  TESMARK, INC.
                          Notes to Financial Statements

1.  Basis of Preparation

         The unaudited information included herein includes, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the period covered hereby.

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may vary from these estimates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company had no business operations during the period to which this report relates.

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates, nor has it any ready sources of capital. Officers and shareholders of the Company have from time to time borne expenses on behalf of the Company.


                          Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TESMARK, INC.                                        Dated: April 15, 2000
by: /s/ Floyd Robertson
-------------------------
President