Form 10QSB
period 2000-06-30
TESMARK INC
filed 2000-08-14
CIK 1100748

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

                     For the period ended: June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                      Commission File Number:  000-30448


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

The Company had 8,500,300 shares of common stock outstanding at June 30, 2000.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                                  TESMARK, INC.

                                TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of June 30 , 2000..................................3

   Statements of Operations ............................................4

   Statements of Cash Flows ............................................5

   Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................7

   Signature Page.......................................................9

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  TESMARK, INC.
                                  BALANCE SHEET


                                                       June 30,
                                                         2000
                                                      -----------
                                                      (Unaudited)
        ASSETS
        ------

CURRENT ASSETS:
    Cash and cash equivalents                           $ 107,609
                                                        ----------
       TOTAL CURRENT ASSETS                             $ 107,609

OTHER ASSETS

    Convertible note receivable
     and accrued interest (Note C)                      $  40,164
    Organizational Costs - net of
     amortization of $135                               $   1,220
                                                        ----------
       TOTAL OTHER ASSETS                               $  41,384

                                                        ----------
            TOTAL ASSETS                                $ 148,993
                                                        ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

CURRENT LIABILITIES:

    Advances from shareholder                           $     935
                                                        ----------
TOTAL LIABILITIES
                                                        $     935

STOCKHOLDERS' EQUITY

    Preferred stock $.001 par value;
     authorized 10,000,000 shares, no shares
     outstanding at June 30, 2000                              --

    Common stock, $.001 par value; Authorized
     50,000,000 shares, issued and outstanding
     8,500,300 shares on June 30, 2000                      8,500

     Capital Surplus                                      146,681

     Deficit accumulated during
     the development stage                                 (7,123)
                                                        ----------
TOTAL STOCKHOLDERS' EQUITY                              $ 148,058
                                                        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $ 148,993
                                                        ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  TESMARK, INC.
                            STATEMENTS OF OPERATIONS


                                                 Six Months       Six Months      Three Months    Three Months
                                                   Ended             Ended            Ended           Ended
                                                June 30, 2000    June 30, 1999    June 30, 2000   June 30, 1999
                                                -------------    -------------    -------------   -------------
                                                 (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
INCOME
    Interest Income                               $      164      $        --      $       164      $        --

EXPENSES
    Amortization of organizational costs                 135               --               68               --
    Transfer and filing fees                           1,145               --            1,145               --
    Bank charges                                          72               --               72               --
                                                  -----------     ------------     ------------     ------------
                     TOTAL EXPENSES               $    1,352               --            1,285               --
                                                  -----------     ------------     ------------     ------------

                           NET LOSS               $   (1,188)     $        --      $    (1,121)     $        --
                                                  ===========     ============     ============     ============

Weighted Average Shares
  Common Stock Outstanding                         7,750,300        7,500,300        8,000,300        7,500,300
                                                  -----------     ------------     ------------      -----------

          NET LOSS PER COMMON SHARE               $   (0.000)     $    (0.000)     $    (0.000)       $  (0.000)
                                                  ===========     ============     ============      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  TESMARK, INC.
                             STATEMENT OF CASH FLOWS

                                               Six Months          Six Months
                                                 Ended               Ended
                                             June 30, 2000       June 30, 1999
                                             -------------       -------------
                                              (Unaudited)         (Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                      $    (1,188)        $        --
                                              ------------        ------------
   CASH FLOW USED IN  OPERATING ACTIVITIES    $    (1,188)        $        --


EXPENSES NOT REQUIRING AN OUTLAY OF CASH:

Amortization of organizational costs                  135                  --

CHANGES TO OPERATING ASSETS AND LIABILITIES:

Increase in advances from stockholders                100                  --

Accrual of interest to convertible note              (164)                 --
                                              ------------         -----------
    NET CASH USED IN OPERATIONS               $    (1,117)         $       --


CASH FLOWS FROM  INVESTING ACTIVITIES:

Private placement of
 warrants and common stock                    $   150,081                  --

Organizational costs incurred                      (1,355)                 --

Non-convertible notes receivable issued           (40,000)                 --
                                              ------------         -----------
    NET CASH FLOW FROM INVESTING ACTIVITIES   $   108,726          $       --

    NET INCREASE IN CASH                          107,609                  --

    Cash at beginning of period                        --                  --
                                              ------------         -----------
    Cash at end of period                     $   107,609          $       --
                                              ============         ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

2.  Organization and Accounting Policies

          Tesmark, Inc. ("the Company") was incorporated September 10, 1979, as an Idaho corporation. The Company has reviewed various business opportunities since its formation, however, it has never operated a business. The Company merged with Tesmark, Inc., a Nevada corporation, on October 23, 1998. The net effect of the merger was to transfer the domicile of the corporation from Idaho to Nevada. In connection with the merger, the stock was forward split 500 for 1 resulting in an increase of total outstanding shares to 2,500,100. The Company amended it articles of incorporation increasing its authorized common shares to 50,000,000 and preferred stock to 10,000,000. The Company incurred $1,355 in reorganizational costs in 2000, which it is amortizing over 60 months.

3.  Common Stock Issued for Compensation

          The Company has issued shares of its common stock as compensation to its officers, directors, shareholders and consultants in lieu of cash. The Company has valued these services at the estimated fair market value of the services rendered.

4.  Convertible Promissory Note

          On June 7, 2000 and June 23, 2000, the Company advanced funds for two promissory notes of $20,000 each to Interactive Engine, Inc. The notes bear interest at 10% and are due in 90 days. Interactive Engine has the option to convert the entire $40,000 and accrued interest into its common stock at terms to be negotiated prior to expiration of the 90 day term of the notes.

5.  Private Placement of Common Stock and Warrants

          In May 2000, the Company sold 20 investment units, each unit consisting of 50,000 shares of common stock and one Class A warrant to purchase 50,000 shares of common stock at twenty cents ($.20) and one Class B warrant to purchase 50,000 shares of common stock at twenty-five cents ($.25) per share. The Class A warrants expire if not exercised by the 365th day after issuance, and the Class B warrants expire if not exercised by the 730th day after issuance.

6.  Letter of Intent to Acquire Interactive Engine, Inc.

          The Company entered a letter of intent to acquire Interactive Engine, Inc. for 3,000,000 shares of common stock. The terms of this transaction may be impacted by the convertible promissory notes issued to Interactive Engine, Inc. in June 2000. This acquisition has not been completed as of August 8, 2000.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The Company had no business operations during the period to which this report relates. We are currently negotiating the acquisition of Interactive Engine, Inc., a company which markets products and services via the internet and through interactive kiosks placed at high-traffic sites. If and when the acquisition is completed, we will file a Current Report on Form 8-K describing the transaction, and provide audited financial statements.

Liquidity and Capital Resources

          The Company had no income from operations in the period to which this report relates. We increased our capital and cash resources during the period by selling investment units as described later in this Report under ITEM 6(2). The proceeds will be applied to our working capital.


                          Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     1. Exhibit 27, Financial Data Schedule, attached as an exhibit to this Quarterly Report.

     2.   Reports on Form 8-K.

          a. In its report filed May 16, 2000 the Company reported undertaking a private placement of Twenty Investment Units, each unit consisting of fifty thousand (50,000) shares of the Company's $0.001 par value common stock, plus one Class A Warrant to purchase 50,000 shares of common stock for $0.20 per share, plus one Class B Warrant to purchase 50,000 shares of common stock for $0.25 per share. The Class A Warrants are exercisable 365 days from the date of issuance, and the Class B Warrants are exercisable 730 days from the date of issuance. The Units were offered only to accredited investors.

               As of May 16, 2000, the units were fully subscribed. Net proceeds to the Company were $150,000.00.

               The Company also reported amending its Articles of Incorporation to increase its authorized capital to fifty million (50,000,000) shares of $.001 par value common stock, and ten million (10,000,000) shares of $.001 par value preferred stock.

               Further, the Company reported authorizing a 3-for-1 forward split of its common stock, increasing the issued and outstanding shares from 2,500,100 to 7,500,300 shares, to take effect May 15, 2000.

          b. In its report filed July 10, 2000 the Company reported a change in its control as a result of the sale of 4,101,000 shares of common stock to two individuals and one corporate purchaser by the Company's president. The current officers and directors will continue to serve in those capacities until the next annual meeting of shareholders, or until a special meeting of shareholders is convened. As of the date of this filing, no shareholder has called for a special meeting.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TESMARK, INC.                                        Dated: August 10, 2000
by:

/s/ Floyd Robertson
-------------------------
President