Form 10QSB
period 2000-09-30
TESMARK INC
filed 2000-11-13
CIK 1100748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------

FORM 10-QSB

-----------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended: September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

-----------------

Commission File Number: 033-18437-LA

TESMARK, INC.

Incorporated pursuant to the laws of the state of Nevada

-----------------

IRS Employer Identification No. - 82-0351882

2921 N. Tenaya Way, Suite 216, Las Vegas, NV 89128
(702) 947-4877

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]    NO [    ]

The Company had 8,500,300 shares of common stock outstanding at September 30, 2000.

Transitional Small Business Disclosure Format (check one):

YES [  ]   NO [ X ]

                                  TESMARK, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Balance Sheets as of March 31, 2000

         Statements of Operations

         Statements of Cash Flows

         Statement of Changes in Shareholders' Equity

         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signature Page

Exhibit 27 - Financial Data Schedule

ITEM 1. FINANCIAL STATEMENTS

                                  TESMARK, INC.

                                 Balance Sheets
                                   (unaudited)

                               ASSETS                              Sep. 30, 2000      Dec. 31, 1999
                                                                  ---------------    ---------------
Current Assets:

Cash                                                                     $90,121                 $0
                                                                  ---------------    ---------------
Total Current Assets                                                     $90,121                 $0
                                                                  ---------------    ---------------

Other Assets

Convertible notes receivable and accrued interest                        $56,418                 $0
                                                                  ---------------    ---------------
Total Other Assets                                                       $56,418                 $0
                                                                  ---------------    ---------------
Total Assets                                                            $146,539                 $0
                                                                  ===============    ===============

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Current Liabilities:

Advances from shareholder                                                $935.00            $835.00
                                                                  ---------------    ---------------
Total Current Liabilities                                                $935.00            $835.00

Stockholders' Equity:

Preferred Stock $.001 value:  Auhorized 10,000,000 shares No               $0.00              $0.00
shares outstanding at December 31, 1999 and September 30, 2000

Common Stock, $.001 par value; Authorized 50,000,000 shares            $8,500.00          $2,500.00
 Issued and outstanding 7,500,300 shares at December 31, 1999;
 (restated for 3 for 1 split on April 22, 2000)
 and 8,500,300 on September 30, 2000

Paid In Capital                                                      $146,681.00          $2,600.00

Accumulated Deficit                                                   ($9,577.00)        ($5,935.00)
                                                                  ---------------    ---------------
Total Stockholders' Equity (Deficit)                                  $145,604.00          ($835.00)
                                                                  ---------------    ---------------
Total Liabilities and Stockholders' Equity (Deficit)                  $146,539.00              $0.00
                                                                  ===============    ===============

                                          See Accompanying Notes to the Financial Statements

                                                             TESMARK, INC.

                                                       Statements of Operations
                                                              (unaudited)

                                        9 Months Ended      9 Months Ended     3 Months Ended     3 Months Ended
                                        Sept. 30, 2000      Sept. 30,1999      Sept. 30, 2000     Sept. 30, 1999
                                 -------------------------------------------------------------------------------
Interest Income                               $1,418                  $0              $1,254                 $0

Costs and Expenses:
Organizational Expenses                       $1,355                  $0                  $0                 $0
Transfer and filing fees                      $1,145                  $0                  $0                 $0
Consulting expense                            $2,000                  $0              $2,000                 $0
Professional fees                               $463                $835                $463               $835
Bank charges                                     $97                  $0                 $25                 $0
                                 -------------------------------------------------------------------------------
Total Expenses                                $5,060                $835              $2,488               $835
                                 -------------------------------------------------------------------------------
Net Loss                                     ($3,642)              ($835)            ($1,234)             ($835)
                                 ===============================================================================
Weighted Average Shares Common            $7,750,300          $7,500,300            $800,300         $7,500,300
Stock Outstanding
Net Loss per Common Share                     $0.000              $0.000              $0.000             $0.000

                                          See Accompanying Notes to the Financial Statements

                                                             TESMARK, INC.

                                                   Statement of Stockholders' Equity
                                                    Inception to September 30, 2000
                                                              (Unaudited)

                                              Common Stock        Common
                                                 Shares           Stock           Paid-in       Accumulated
                                                                  Amount          Capital         Capital       Total Equity
                                           -------------- ----------------- -------------- ----------------- ---------------
Sept. 10, 1979, Inc. in Idaho                     $1,000            $1,000             $0                $0          $1,000
1,000 shares at $1.00 per share

Net loss year ending Dec. 31, 1979                    $0                $0             $0           ($1,000)        ($1,000)

Sept. 10, 1995, common stock issued for           $1,750            $1,750             $0                $0          $1,750
compensation at $1.00 per share

Net loss year ending Dec. 31, 1995                    $0                $0             $0           ($1,750)         ($1,750)

May 2, 1996, common stock issued for              $1,000            $1,000             $0                $0          $1,000
compensation at $1.00 per share

Net loss year ending Dec. 31, 1996                    $0                $0             $0           ($1,000)        ($1,000)

Jan. 3, 1997, common stock issued for             $1,250            $1,250             $0                $0          $1,250
compensation at $1.00 per share

Net loss year ending Dec. 31, 1997                    $0                $0             $0           ($1,250)        ($1,250)

Nov. 10, 1998, in connection with merger      $2,495,100           ($2,500)        $2,600                $0            $100
and establishment of Nevada Corporation,
a 500 for 1 forward split of the common
stock and a change in par value from
$1.00 to $.001 and 100 shares issued for
compensation

Net loss year ending Dec. 31, 1998                    $0                $0             $0             ($100)          ($100)

Net loss year ending Dec. 31, 1999                    $0                $0             $0             ($835)          ($835)

April 22, 2000 Common stock split 3 for 1     $5,000,200            $5,000        ($5,000)               $0              $0

May 16, 2000 Common stock and warrants        $1,000,000            $1,000       $149,081                $0        $150,081
sold at $.15 per share

Net loss nine months ending Sept. 30,                 $0                $0             $0           ($3,642)        ($3,642)
2000
                                           -------------- ----------------- -------------- ----------------- ---------------
Balances, Sept. 30, 2000                      $8,500,300            $8,500       $146,681           ($9,577)       $145,604
                                           ============== ================= ============== ================= ===============

                         See Accompanying Notes to the Financial Statements

                                                     TESMARK, INC.

                                                Statement of Cash Flows
                              Nine Months Ended September 30, 2000 and September 30, 1999
                                                      (Unaudited)

                                                                Nine Months         Nine Months
                                                                   Ended               Ended
                                                              Sept. 30, 2000      Sept. 30, 1999
                                                            -------------------- ------------------
Cash flows used in operating
activities:
                                                 Net Loss:              ($3,642)             ($835)
                                                            -------------------- ------------------
Cash flows used in operating                                            ($3,642)             ($835)
activities

Changes to operating assets and
 liabilities:
Increase in advances from                                                  $100                 $0
stockholders
Accrual of interest to convertible                                      ($1,418)                $0
note
                                                            -------------------- ------------------
                                          Net cash used in              ($4,960)             ($835)
                                               operations:
Cash flows from investing
activities:
Private placement of warrants and                                      $150,081                 $0
 common stock
Nonconvertible notes receivable                                        ($55,000)                $0
issued
                                                            -------------------- ------------------
                                        Net cash flow from              $95,081                 $0
                                      investing activities
                                      Net increase in cash              $90,121                 $0
                                      Cash at beginning of                   $0                 $0
                                                    period
                                                            -------------------- ------------------
                                     Cash at end of period              $90,121                 $0
                                                            ==================== ==================

                    See Accompanying Notes to the Financial Statements

TESMARK, INC.

Notes to Financial Statements

A. Organization and Accounting Policies

Tesmark, Inc. (“the Company”) was incorporated September 10, 1979, as an Idaho Corporation. The Company has viewed various business opportunities since its formation, however, it has never operated a business. The Company merged with Tesmark, Inc. a Nevada corporation, on October 23, 1998, the net effect was to transfer the domicile of the corporation from Idaho to Nevada. In connection with the merger, the stock was forward split 500 for 1 resulting in an increase of total outstanding shares to 2,500,100. The Company amended its articles of incorporation increasing its authorized common shares to 50,000,000 and preferred stock to 10,000,000. The Company incurred $1,355 in reorganizational costs in 2000, which it is expensing in accordance with Statement of Position (SOP) 98-5, which requires that organizational expenses be expended at the time they are incurred rather than amortized over a period of years.

B. Common Stock Issued for Compensation

The Company has issued shares of its common stock as compensation to its officers, directors, shareholders and consultants in lieu of cash. The Company has valued these services at the estimated fair market value of the services rendered.

C. Convertible Promissory Note

On June 7, 2000 and June 23, 2000, the Company advanced funds for two promissory notes of $20,000.00 each to Interactive Engine, Inc. On July 25, 2000, the Company advanced another $15,000.00 to Interactive Engine, Inc., bringing the total loans outstanding to $55,000.00. These notes were renewed for 90 additional days in September and October 2000. The notes bear interest at 10%, and are due in 90 days. Interactive Engine has the option to convert the entire $55,000.00 and accrued interest into its common stock at terms to be negotiated prior to the 90 day renewal term of the notes. As discussed in Note E the Company has entered into a Letter of Intent to acquire the total outstanding shares of Interactive Engine, Inc.

D. Private Placement of common Stock and warrants

In May 2000, the Company sold 20 units of common stock and warrants. Each unit consists of 50,000 shares of common stock and one Class A Warrant to purchase 50,000 shares of common stock at twenty cents ($.20) and one Class B Warrant to purchase 50,000 shares of common stock at twenty-five cents ($.25) per share. The Class A Warrants may be exercised upon issuance and expire 365 days from the date of issuance, and the Class B Warrants may also be exercised upon issuance and expire on the 730th day after issuance.

E. Letter of intent to Acquire Interactive Engine, Inc.

The Company entered a letter of intent to acquire Interactive Engine, Inc. for 3,000,000 shares of its common stock and 287,508 shares to be issued for investment banking, merger and acquisition fees. The terms of this transaction may be impacted by the convertible promissory notes issued to Interactive Engine, Inc. in June and July of 2000. This acquisition has not been completed as of November 5, 2000. Interactive Engine, Inc. is involved in the travel agent business and markets primarily through the internet and mass media in airports and mall. The letter of intent is not the final agreement between the parties, but does represent the terms and conditions, which the parties understand will be incorporated into such an agreement.

F. Letter of Intent to Acquire Wireless Technology

On November 2, 2000, the Company entered into a memorandum of understanding whereby the Company will acquire 100% of the wireless technology from Goldweb Technologies, Inc., a wholly owned subsidiary of Consolidated Gold Win Ventures, Inc. (“CGW”) of Canada.

Consideration for the purchase will be cash and one million shares of Tesmark common stock. In addition, the Company will pay CGW up to 1,500,000 shares on an earnout agreement for value added products and outside contracts based on one share per $10.00 of income generated. Final closing documents are expected to be signed within 30 days, pending only the approval of the final form of the agreements by the respective Boards of Directors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company had no business operations during the period to which this report relates.

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates, nor has it any ready sources of capital. The company believe that its cash reserves are adequate to sustain it for a year or more while it continues to explore acuisition opportunities

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

In its report filed July 10, 2000 the Company reported a change in its control as a result of the sale of 4,101,000 shares of common stock to two individuals and one corporate purchaser by the Company’s president. The current officers and directors will continue to serve in those capacities until the next annual meeting of shareholders, or until a special meeting of shareholders is convened. As of the date of this filing, no shareholder has called for a special meeting.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESMARK, INC.                                        Dated: November 1, 2000

by:

/s/ Floyd Robertson
---------------------
President