Form 10-K
period 2000-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2001-04-17
CIK 1100748

Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

     x Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2000 Or Transition Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (No Fee Required) Commission File Number: 0-30448

                        5 G Wireless Communications, Inc.
             (Exact Name of Registrant as specified in its charter)

                  Nevada                               88-04413322528
(State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)
                          2921 N. Tenaya Way, Suite 208
                               Las Vegas, NV 89128
              (Address and zip code of principal executive offices)

                                 (7028) 647-4877
              (Registrants telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        x        YES                         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,127,812 based upon a $.25 per share trading price on February 15, 2001.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

        Common Stock                12,750,490 Shares Outstanding
       $0.001 par value                as of December 31, 2000

                       Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Companys definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

       Traditional Small Business Disclosure Format (check one): Yes x No


           The issuers revenues for its most recent year were $ - 0 -.






                        5 G WIRELESS COMMUNICATIONS, INC.
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business                     3
Item 2.          Description of Property                     3
Item 3.          Legal Proceedings                           3
Item 4.          Submission of Matter to a
                 Vote of Security Holders                    3
                                     PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                 3-4

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                               4-7

Item 7.          Financial Statements                        7

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure    7

                                    PART III

Item 9.          Directors, Executive Officers,
                 Promoters and Control persons;
                 Compliance with Section
                 16(a) of the Exchange Act                    7-9

Item 10.         Executive Compensation                       9

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                               9-10

Item 12.        Certain Relationships and Related Transactions 10-11

Item 13.        Exhibits and Reports on Form 8-K               12


SIGNATURES                                                     S-1








ITEM     1.       Description of Business

          The issuer was originally organized as an Idaho corporation under the name of Tesmark, Inc., on September 10, 1979. The Company, by Agreement of Merger signed on November 10, 1998, the corporation was merged into Tesmark, Inc., a Nevada corporation, incorporated in Nevada on October 10, 1998. The Company has not filed bankruptcy, been in receivership or any similar proceedings.

          From inception until 1997, the issuers business was in the research and development of possible scientific formula and practical application of cloud seeding chemical compounds that were hoped to have beneficial uses to cause climate adjustments in limited or localized sub-climates for agricultural purposes. From the start, the Company was badly undercapitalized, and consequently, it could never realize its business goals. About three years ago, management of the Company decided to abandon any further plans to raise capital or continue with any further research and development. All assets were written off as total losses, and the Companys business plans were directed to and it began investigating possible acquisitions, business combinations, or merger opportunities in other fields or industries.

          On April 20, 2000 the Company increased its authorized capital to 50,000,000 shares of $.001 par value and forward split its stock to 7,500,300 shares.

          On May 16, 2000 the Company sold 1,000,000 shares of common stock for $150,000 to two companies and two individuals pursuant to Regulation D of the Securities Exchange Act of 1934. The investment units also included Class A and Class B to purchase 1,000,000 shares at $.20 a share and 1,000,000 shares at $.25 per share exercisable at one year and two years respectively.

          On December 1, 2000, the Company entered into an Acquisition Agreement whereby the Company acquired from 5 G Partners, a Canadian partnership, its content, ideas, and business model in exchange for seventy four thousand dollars ($74,000) US and one hundred fifty thousand (150,000) shares of common stock. The acquisition was subject to the approval of the Companys shareholder. At a special meeting held January 19, 2001 the shareholders approved the acquisition and a corporate name change to: 5G Wireless Communications, Inc.

          5 G utilizes its own proprietary products, incorporates off the shelf products and provides theer proprietary knowledge to deliver a best cost / performance telecommunication service.

          5 G will identify strategic regional backbone partners and together they will deliver a superior telecommunication service.

          The 5 G, 2.4 Ghz wireless systems have been demonstrated in Guangzhou, China, Singapore, Jakarta Indonesia and Kuala Lumpur Malaysia during this October 2000. Currently the 2.4 Ghz system, is installed in Singapore and is operational for testing purposes only. This high-speed wireless Internet access was very impressive proving out point-to-point, point to multiple point access, penetration of the signal through structures (walls, ceilings, Etc) and roaming capabilities.

          The 2.4 Ghz system functioned very well technically, however, the outdoor applications of the 2.4 Ghz frequency are currently being utilized by Metropolitan Area Networks, while the indoor applications of the 2.4 Ghz frequency are currently being utilized by the wireless home phones. In order to accommodate this Asian market place, a different set of frequencies and technologies are required, than those being used in North America.

                                                                   2

          It is the intent of 5 G Wire less to deliver a 5.3 Ghz 5.9 Ghz system (minimum 25 Mbps) in order to accommodate the Asian market place. 5 G Wireless is in the process of aligning itself with strategic partners and acquisitions to provide its Customers with a one-stop, end-to-end solution for high-speed wireless Internet access and data transport needs.

          As of December 31, 2000 the 5 G acquisition was not operational and the transaction was not complete.

          As of December 31, 2000 the Company had no full time employees.

Item 2.  Description of Property

          As of December 31, 2000 the issue does not own any property. The Company rents on a month to month basis a small office at 2921 N. Tenaya way, Suite 208, Las Vegas, NV 89128.

Item 3.  Legal Proceeding

         The Company is not subject to any legal proceedings.

Item 4.  Submission of Matters to Vote of Security Holders

          During the fourth quarter of the fiscal year covered by the report, no matters were submitted to a vote of security holders. The Company filed a Notice of Annual Meeting to be held January 19, 2001 on December 16, 2000.

                                     Part II

Item 5.  Market for Registrants Common Equity and Related Matters

          The Companies common stock is traded in the over- the counter market and quotations are published on the NASD OTC Bulletin Board under the symbol FGWC. Quotations on the Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular thereof.

          The following table sets forth the range of high and low bid prices of the Common Stock for each calendar 2000 as reported by NASD OTC Bulletin Board. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

          The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:
                           Low              High
Qtr Ended 9-30-00          $.15             $.25
Qtr Ended 12-31-00         $.25             $.35

          As of December 31, 2001, the Company has issued and outstanding 12,750,490 shares of common stock outstanding to 30 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.




                                                                   3
          The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or approximately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth-certain requirements for transactions in penny stock and Rule 15g-9 (d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

          The Securities and Exchange Commission (the Commission) generally defined penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rile 3a51-1 provides that an equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorization for quotation on The NASDAQ Stock Market; issued by a registered investment Company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuers net tangible assets; or exempted from the definition by the Commission. If the Companys shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

          For transactions covered by these rules, broker-dealers must make special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing the recent price information for the penny stock held in the account and information on the limited market in penny stock and/or maintain a market in the Companys Common Stock and may affect the ability of shareholders to sell their shares.

         Dividends

          The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6.  Managements Discussion and Analysis or Plan of Operation

          The 5 G WLAN (Wireless Local Area Network) provides durable, high-speed data transfer complaint with the IEEE 802.11 standard for wireless LANs. The IEEE standard allows for data transfer throughout large areas, easily penetrating building walls and floors.

          This is effective in all environments such as high signal noise and high obstruction areas. 5 G accomplish this by the usage of superior echo path management and the one of the best RF each tolerance (Delay Spread) in the industry. The exceptional performance and immunity to RF inference makes our WLAN well suited for all environments including medical, health care facilities, schools, airports, office and warehouse complexes, and the home.

          MCR (Multi Channel Roaming) is used in 5 G WLANs. This technology automatically adjusts channel settings and tune to frequency of the nearest AP (Access Point), enabling subscribers to maintain connectivity as they roam throughout a multiple AP area. MCR can also increase aggregate network capacity with the more efficient use of the available spectrum.
                                                                       4
          5 G wireless systems uses Direct Sequence Spread Spectrum (DSSS) radios to provide from 25 Mbps upwards throughout. This spread-spectrum radio intelligent frequency hopping technology enables reliable, high-speed data communication.

          The robust nature of DSSS technology allows transmission of signals over sequential frequencies simultaneously, to minimize interference and the echo that occur in large area with many buildings and other obstructions. DSSS is also virtually immune to detection and interception. In fact, data is protected with the same spread spectrum technology used in military operations to guard their highly sensitive radio transmissions. We can also provide even higher level of security using data encryption resulting in the ultimate protection of data with no loss in performance.

          All our systems are compliant with FCC part 15 and DOC rules. This technology is also compliant with the European ETYS, the Japanese MKK and the Australian DOC rules.

          5 G is a cutting edge global provider of wireless solutions, which utilizes state of the art equipment and proprietary solution elements, delivers a dramatic improvement in performance and cost to our clients.

          New bandwidth intensive applications continue to emerge, especially for multimedia and collaborative work, resulting in a headache for most customers as they wait to download files with traditional technologies such as ISDN, cable modem, xDSL and even T1 or E1.

          Businesses are rapidly realizing that their continued existence may be their ability to gain a distinct competitive advantages by adapting the e-commerce revolution.

          5 Gs solution  allows us to deliver data services from a single point
     of   presence   to   multiple   commercial   and   residential    buildings
     simultaneously. Our services will provide tenants with secure ATM or Ethernet Internet access ranging from 11 to 25 Mbps and beyond.

          Current wireless solutions providers use 2.4 Ghz frequency in Metropolitan Area networks however, the 2.4 Ghz is also being used indoor by wireless home phones creating an extra ordinary amount of interference. This particularly impact the Asia market place.

          To solve the problem, 5 G intends to deliver a 5.3 Ghz 5.9 Ghz system in order to accommodate the Asian market place. 5 G Wireless is in the process of aligning itself with the strategic partners and acquisitions to provide its customers with a one-stop, end-to-end solution for high-speed wireless Internet access and data transport needs. These relations also enable us to deliver a number of unique voice and video services.

          The 5 G, 2.4 Ghz wireless systems have been demonstrated in Guangzhou, China, Singapore, Jakarta Indeonesia and Kuala Lumpur Malaysia in October 2000.

          Currently, the 2.4 Ghz system, is installed in Singapore and is operational for testing purposes only. This high-speed wireless Internet access was very impressive proving out point-to-point, point to multiple point access, penetration of the signal through structures (walls, ceilings, etc.) and roaming capabilities.

         The principal strategy guidelines include

          o We plan to make application in each country for the RF license to allow us to develop future markets quickly and easily.



          5 o Establish wireless services at key buildings in the downtown core of each major city starting with Singapore.

          o We plan to  formalize  agreements  for major POP  gateways in the Q1
     2001 in Malaysia, Thailand, Philippines, with implementation and sales beginning Q2.

          o We will be expand to Indonesia, Hong Kong, Taiwan, China, Korea, and Japan by Q4 2000 and Q2 2001.

          o We will also negotiated major POP location gateways in Europe and North America by the mid 2002.

          o We will negotiate with property management companies to allow access to building riser, wiring closets and roof access.

          o  Marketing  will  begin  almost   immediately  after  the  main  pop
     agreements have been signed with the initial focus being on

          o Core downtown commercial and multi-tenanted buildings;

          o Providing portable wireless services to convention facilities and hotels in the downtown core;

          o Establish key relations with new development project and existing property management companies such as Keppel-Suntec Project.

          o Exploring the possible integration of infrared data systems with our 5 G wireless solution to provide back hauling to super POP locations. These infrared solutions provide point-to-point, full duplexes communications up to 3.69 miles, with speeds ranging from 155 Mbps (OC3) to Gbps (OC12+).

          Point of Sale (retail stores) Frequent interior changes call for flexible networking, fast reconfiguration and redeployment;

         Transportation industry
          Harbor/airport containers and luggage handling, where mobility and real time connectivity over large areas are required, and for application with programmable road signs;

         Health care industry
          Doctors  and nurses can access  patient  medical  records  and call in other specialists for assistance using computer controlled medical equipment form bedside/point of care. Mobile x-ray can be more efficient without the time spent dragging cables or looking where to stand.

         Financial services

          Trading floors; flexibility of installation in bank branches;

          Education   Accessing   university  computer  resources  from  various
     locations; equipping temporary trailers away from campus;

         Manufacturing
          Coordinating robots and other mobile automated equipment;

         Storage
         Warehouse operations;

         Small businesses
          Product and service orientated businesses can both benefit from a range of applications including sales presentations, design, ordering, payment processing, inventory, and shipping status information, etc.;


          6 Real Estate Agents Can now take a laptop around with them and look up property information through the multiple listing systems while on the go;

          Universities and education facilities Creating a new environment of information exchange from the classroom to the laboratories.

          In the first half of 2001 the Company intends to raise operating capital by either the sale of equities or debt financing. The Company has not determined which type of financing it will seek.

          As of December 31, 200 the Company has paid its expenses from existing capital funds, that were available from the May 2000 financing by sale of capital stock. The Company had minimal operations as of December 1, 2000 and does not expect material operation until the second quarter of 2001.

Item 7.  Financial Statements and Supplementary Data

         See index to financial statements included herein.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                                               Part III

Item 9.  Directors, Executive Officers, Control Persons

          The following table sets forth information, to the best of the Companys knowledge as of December 31, 2000, with respect to each director, officer and management as a group.
                                             Title of  Amount of
Name                         Position         Class    Shares      Percentage

Don Boudewyn               President          Common   50,000        .03%
5555 Lackner Circle        Director
Richmond, BC V7E6A5

Allen Schwabe              Secretary          Common   50,000        .03%
1430 Beach Grove Rd.       Treasurer
Delta, BC V4I1P2           Director

Michael Tan                Vice President     Common   225,000        2%
4 Keng Chin Rd             Director
#02-01 Singapore 258707

Curtis L. Mearns           Director          Common    50,000        .03%
#212, 6888 Robson Drive
Richmond, BC V7C5T6

          The information set forth below as to each nominee for Director has been furnished to the Company by the respective nominees. 7

          Curtis L. Mearns, 42, is the president of Mearns and Associates, a private investment banking and consulting business. Mr. Mearns holds a Bachelor of Commerce degree with a major in Computer Science and Finance from the University of Alberta. As well as, he was enrolled in the Masters of Business Administration, International Business from the University of British Columbia, he augmented his post graduate studies in Masters of Management Science, Information Engineering. Mr. Mearnss professional experience includes strategic planning, strategy, structure and negotiations for merger and acquisitions, business and management consulting, business plan preparation, private and public company process documentation, bank and venture capital packaging, identifying and negotiating joint ventures, debt/equity participation and closure with Capital Providers. He has produced numerous systems including a fully automated central clearing system for the B.C. Central Credit Union providing for interprovincial and national reconciliation of accounts with the Back of Canadas electronic settlement of accounts system. He was also a Programmer for Alberta Research Council, Programmer and Systems Analyst for Canadian Utilities Limited and Alberta Power Limited and has held the position of VP Sales and Marketing for VoteX Systems, Inc., partner and Vice President of CEO Capital Group, the President of Canadian Integrated Project Resources, Inc. Mr. Mearns has traveled extensively throughout Southeast Asia, the Pacific Rim, Middle East, Europe and numerous other countries on various business imperatives. Mr. Mearns was appointed a director of Tesmark, Inc., on November 5, 2000.

          Allen Schwabe, 45, is an independent business man and has been the President and CEO of Buellix Holdings, Ltd., for the last twenty years. Buellix is in the automobile brokerage business throughout Canada. Mr. Schwabe has been a director of Tesmark, Inc., since September 21, 2000.

          Michael Tan, 35, is the presently the President of VOIP Telecom, Inc., and a consultant for Belair Enterprises, Inc. Mr. Tan worked as the Vice President for Asia Pacific/APAC Telecommunications Corp from 1990 to 1996. Mr. Tan was appointed to fill a vacancy on the Board of Directors of Tesmark, Inc., on December 7, 2000.

          Don F. Boudewyn, 37, is currently an Account Executive at Celterra Vancouver Ltd. Mr. Boudewyn is responsible for managing the projects involving rollout and launch of new networks products and enhancements to the marketplace. He is also responsible for handling municipal access agreements with municipalities and cities throughout Canada. From July 1986 through October 1998, Mr. Boudewyn was a real estate agent at Macdonald Westmar Realty. Mr. Boudewyn holds a Diploma in Marketing Management from the British Columbia Institute of Technology. Mr. Boudewyn was appointed a director of Tesmark, Inc., on December 7, 2000.

          The Companys directors serve until the next annual meeting of stockholders and until their successors are elected and duly qualified. The Companys officers are elected annually by the Board of Directors and server at the discretion of the Board of Directors. There are no agreements with respect to the election of directors.

Executive Officers of the Company

Name                 Age           Position          Period of Service

Don Boudewyn          37    President/Director    December 7, 2000 to present

Allen Schwabe         47    Secretary/ Treasurer  September 21, 2000 to present
                            Director

Michael Tan           35    Vice President        December 7, 2000 to present
                            Director

                                                                   8
Curtis L. Mearns      42     Director             November 5, 2000 to present



Compliance with 16(a) of the Exchange Act

          The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2000 in compliance to 16(a).

Item 10.  Executive Compensation

          None of the current executive officers receive any compensation from the Company during the year ended December 31, 2000.

          The Company does not currently issue a salary to its officers, directors or employees nor does the Company have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Once the Company acquired other business entities its compensation policy may be amended in order to secure the services of certain valuable executive employees.

          At present the Company does not have any employment agreements in place with any director, executive officer or employee. The Company may enter into an agreement with certain qualified executive officers if deemed appropriate by the industry, operating history, revenues, future prospects or other characteristics of any such company. As of the date hereof, the Company is not currently engaged in negotiations concerning any such business combination.

Item 11.  Security Ownership of Beneficial Owners and Management

          The following table sets forth, as of January 4, 2001, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and (III) all of our executive officers and directors as a group:

                                           Amount        Approximate
                                         And Nature      Percentage
                                       Of Beneficial      of Common
         Identity                        Ownership       Stock Owned

JBF Management (I)                           2,050,500      16%
Gopal Sahota (I)                             2,050,000      16%
Harmon J. Sangrit (I)                          850,000       6%

Don Boudewyn(II)                                50,000        .03%
Allen Schwabe(II)                               50,000        .03%
Michael Tan(II)                                225,000       1.7%
Curtis L. Mearns                                50,000        .03%

All officers and directors as a Group(III)     375,000       1.79%

                                                                   9

         The address of the foregoing entities and persons are:
         JBF Management, Inc.
         1412 August Place
         Cogoitlam, BC V4C3H3

         Glopal Sahota
         11349 75th Ave.
         Delta, BC V4C3H3

         Harminjit Sangha
         12234 75th Ave.
         Surrey, BC V5S4M8
         Curtis L. Mearns
         #212, 6888 Robson Drive
         Richmond, BC V7C5T6

         Michael Tan
         4 Keng Chin Road
         #02-01 Singapore, 258707

         Don Boudewyn
         5555 Lackner Circle
         Richmond, BC V7E6A5

         Allen Schwabe
         1430 Beach grove Road
         Delta, BC V4I1P2

          The above parties acquired their stock from Floyd Robertson the former president of the Company in May of 2000.

Item 12.  Certain Relationships and Related Transactions

          The shareholder, JBF Management, Inc., Gopal Sohot, and Harmanjit Sumgrhi acquired their shares from the former president of the Company, Floyd Robertson, in compliance with 4(1) of the Securities Act and with 13D filings in May of 2000.

          One million shares plus warrants were sold on May 2, 2000 to full-accredited investors pursuant to Regulation D Rule 505/6.

          Allen Schwabe the secretary of the company acquired 50,000 shares service in the year 2000.

          Mr. Boudewyn a director and Mr. Mearns a director received 50,000 shares each in the 5G transaction.







                                                                  10
          The Companys officers and directors are subject to the doctrine of corporate opportunities pursuant to Chapter 78 Private Corporation for the Nevada Revised Statute only insofar as it applied to business opportunities in which the Company has indicated an express interest. If the Company presents directors, such opportunities that may conflict with business interest identified by the Company, such opportunities must be disclosed to the Board of Directors and made available to the Company. In the event that the Board shall reject an opportunity so presented and only in that event, any of the Companys officers and directors may avail themselves such an opportunity.













                                                                  11

Item 13.  Exhibits and Reports on 8-K

List of documents filed as part of this report:
(a) Exhibits
1. Acquisition Agreement 5G Wireless Communications, Inc dated December 10, . 2000.
2. Articles of Incorporation incorporated by reference to Form 10SB filed December 15, 1999.
3.  By laws incorporated by reference to Form 10SB filed December 15, 1999
4.  Domicile change incorporated by reference Form 10SB filed December 15, 1999.

(b)Reports on 8K
8K regarding private placement and Corporate Amendment and forward split filed May 16, 2000.

8K Change in Control filed June 9, 2000.













                                                                  12
                                                                Part IV

                                                              Signatures

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                              5 G Wireless Communications, Inc.

                                             By:/S/ Don Boudewyn
                                                    Don Boudewyn, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                            Title                     Date


/S/ Don Boudewyn                  President              April 10, 2001
Don Boudewyn


/S/Michael Tan                    Vice President         April 10, 2001
Michael Tan


/S/ Allen Schwabe                 Secretary and CFO      April 10, 2001
Allen Schwabe










                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
5 G Wireless Communications, Inc.
(Formerly Tesmark, Inc.)
Las Vegas, NV

INDEPENDENT AUDITORS REPORT

We have audited the accompanying balance sheets of 5 G Wireless Communications, Inc. (formerly Tesmark, Inc.) as of December 31, 2000 and December 31, 1999 and the related statements of operations, shareholders equity and cash flows for the years ended December 31, 2000 and December 31, 1999. These financial
statements   are  the   responsibility   of  the   Companys   management.   Our
responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of 5 G Wireless Communications, Inc. (formerly Tesmark, Inc.) as of December 31, 2000 and December 31, 1999 and the results of its operations, shareholders equity and cash flows for the years ended December 31, 2000 and December 31, 1999, in conformity with generally accepted accounting principles.




Randy Simpson, CPA, P.C.
A Professional Corporation

March 29, 2001
Sandy, Utah



                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to (a) the inclusion in the Registration Statement of Westnet Communications Group, Inc. on Form SB-2 of our reports dated June 25, 2000 and May 23, 2000, relating to the financial statements of Westnet Communications Group, Inc. as of May 31, 2000 and December 31, 1999, and for the periods from inception, October 14, 1999 through December 31, 1999 and the five months ended May 31, 2000 and (b) the reference to our firm in the Registration Statement under the caption Experts.


Randy Simpson C. P. A. P. C.

Sandy, Utah
June 25, 2000

                         5 G WIRELESS COMMUNICATIONS, INC.
                              (Formerly Tesmark, Inc.)
                                   BALANCE SHEETS
                                                   December 31,    December 31,
                                       ASSETS         2000              1999
Current Assets:
Cash                                                   $     276  $         -
Other Current Assets:
Convertible notes receivable and accrued interest
                                                                       57,829
Allowance for doubtful accounts
                                                         (57,829)           -
Total Other Current Assets
                                                             276            -
Other Assets:
Advances for future acquisition
                                                          74,000            -
Total Other Assets
                                                          74,000            -
Total Assets                                           $  74,276  $         -
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Advances from shareholder                              $     935    $     835
Total Current Liabilities
                                                             935          835
Stockholders' Equity (Deficit):
Preferred Stock $.001 par value;
authorized 10,000,000 shares
no shares outstanding at
December 31, 2000 and
December 31, 1999.
                                                               -            -
Common Stock, $.001 par value;
authorized 50,000,000 shares
issued and outstanding,
12,750,490 on December 31, 2000 and
7,500,300 shares on
December 31, 1999. (Restated for 3 for 1 split
on April 22, 2000)
                                                          12,750        2,500
Paid in Capital
                                                         142,431        2,600
Acculmulated Deficit
                                                         (81,840)      (5,935)
Total Stockholders' Equity (Deficit)
                                                          73,341         (835)

Total Liabilities and Stockholders' Equity (Deficit)   $  74,276  $         -



                See Accompanying Notes to the Financial Statements.
                   5 G WIRELESS COMMUNICATIONS, INC.
                         (Formerly Tesmark, Inc.)
                         STATEMENTS OF OPERATIONS
                                                     Year             Year
                                                    Ended            Ended
                                                  Dec. 31, 2000    Dec. 31, 1999
Interest Income:                                   $     2,829    $         -
Costs and Expenses:
Bad Debts                                               57,829              -
Consulting expenses                                     16,400              -
General and administravtive expenses                       661              -
Professional fees                                        3,844            835
Total Expenses                                          78,734            835
Net Loss                                           $   (75,905)   $      (835)
Weighted Average Shares Common Stock Outstanding     8,363,341      7,500,300
Net Loss Per Common Share                          ($    0.009)   ($    0.000)




          See Accompanying Notes to the Financial Statements.




                       5 G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)
                            STATEMENTS OF CASH FLOWS
                                                       Year            Year
                                                       Ended          Ended
                                                    Dec. 31, 2000  Dec. 31, 1999
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                                 $ (75,905)   $    (835)
CHANGES TO OPERATING ASSETS & LIABILITIES:
(Increase) decrease in allowance for doubtful accounts      57,829            -
Increase (decrease) in convertible note receivables        (55,000)           -
Increase (decrease) in accrual of interest                  (2,829)           -
Net Cash Used In Operating Activities                      (75,905)        (835)
CASH FLOWS USED IN INVESTMENT ACTIVITIES:
Advances for future acquisition                            (74,000)           -
Net Cash Flows used in Investing Activities                (74,000)           -
CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement of warrants and common stock             150,081            -
(Increase) decrease in advances from stockholders              100          835
Net Cash Flows from Financing Activities                   150,181          835
Net Increase in Cash                                           276            -
Cash at Beginning of Period                                      -            -
Cash at End of Period                                    $     276  $         -
See Accompanying Notes to the Financial Statements.





         5 G WIRELESS COMMUNICATIONS, INC.
              (Formerly Tesmark, Inc.)
                STATEMENT OF STOCKHOLDERS' EQUITY
                  INCEPTION TO DECEMBER 31, 2000


                                        Common      Common
                                        Stock       Stock            Paid in
                                        Shares      Amount           Capital


September 10, 1979 -- incorporated in Idaho
1,000 shares at par
$1.00 per share                             1,000   $    1,000        $    -

Net loss year ending December 31, 1979          -            -             -

September 10, 1995, common stock issued
for compensation at
$1.00 per share                             1,750        1,750             -

Net loss year ending December 31, 1995          -            -             -

May 2, 1996 common stock issued
for compensation at
$1.00 per share                             1,000        1,000

Net loss year ending December 31, 1996          -            -             -

January 3,1997 common stock issued
for compensation at $1.00
per share                                   1,250        1,250             -

Net loss year ending December 31, 1997          -            -             -

November 10, 1998 in connectio with merger and
establishment of Nevada Corporation a 500 for 1,
forward split of the common stock and a change in
par value from $1.00 to $.001 and 100 shares issued
for compensation.                       2,495,100       (2,500)        2,600

Net loss year ending
December 31, 1998                               -            -             -

Net loss year ending
December 31, 1999                               -            -             -

April 22, 2000, common s
tock split 3 for 1                        5,000,200        5,000        (5,000)

May 16, 2000, Common stock &
warrants sold at $.15
per share                                 1,000,000        1,000       149,081

December 12, 2000, common
stock split 1.5 for 1                     4,250,190        4,250        (4,250)

Net loss year ending
December 31, 2000                               -            -             -

Balances, December 31, 2000              12,750,490   $   12,750    $  142,431








                                                        Accumulated   Total
                                                        Deficit       Equity



September 10, 1979 -- incorporated in Idaho
1,000 shares at par $1.00 per share                    $      -    $   1,000

Net loss year ending December 31, 1979                   (1,000)      (1,000)

September 10, 1995, common stock issued
for compensation at $1.00 per share                           -        1,750

Net loss year ending December 31, 1995                   (1,750)      (1,750)

May 2, 1996 common stock issued
for compensation at $1.00 per share                           -        1,000

Net loss year ending December 31, 1996                   (1,000)      (1,000)

January 3,1997 common stock issued
for compensation at $1.00 per share                           -        1,250

Net loss year ending December 31, 1997                   (1,250)      (1,250)

November 10, 1998 in connection with merger and
establishment of Nevada Corporation a 500 for 1,
forward split of the common stock and a change in
par value from $1.00 to $.001 and 100 shares issued
for compensation.                                             -          100

Net loss year ending December 31, 1998                     (100)        (100)

Net loss year ending December 31, 1999                     (835)        (835)

April 22, 2000, common stock split 3 for 1                    -            -

May 16, 2000, Common stock & warrants sold at $.15
per share                                                     -      150,081

December 12, 2000, common stock split 1.5 for 1               -            -

Net loss year ending December 31, 2000                  (75,905)     (75,905)

Balances, December 31, 2000                           $ (81,840)   $  73,341




See Accompanying Notes to the Financial Statements.

                        5 G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)

                          Notes to Financial Statements

A.       Organization and Accounting Policies

5 G Wireless Communications, Inc. (the Company) (formerly Tesmark, Inc.) was incorporated September 10, 1979, as an Idaho corporation. The Company has viewed various business opportunities since its formation; however, it has never operated a business. The Company merged with Tesmark, Inc., a Nevada corporation, on October 23, 1998; the net effect was to transfer the domicile of the corporation from Idaho to Nevada. In connection with that merger, the stock was forward split 500 for 1 resulting in an increase of total outstanding shares to 2,500,100. The Company amended its articles of incorporation increasing its authorized common shares to 50,000,000 and preferred stock to 10,000,000. The Company incurred $1,355 in reorganizational costs in 2000, which it is expensing in accordance with Statement of Position (SOP) 98-5, which requires that organizational expenses be expensed at the time they are incurred rather than amortized over a period of years.

B.  Common Stock Issued for Compensation

The Company has issued shares of its common stock as compensation to its officers, directors, shareholders and consultants in lieu of cash. The Company has valued these services at the estimated fair market value of the services rendered.

C. Convertible Promissory Note (Uncollectable), and Termination of Intent to Acquire Interactive Engine, Inc.

On June 7, 2000 and June 23, 2000, the Company advanced funds for two promissory notes of $20,000 each to Interactive Engine, Inc. On July 25, 2000 the Company advanced another $15,000 to Interactive Engine, Inc., bringing the total loans outstanding to $55,000. These notes were renewed for 90 additional days in September and October of 2000. The notes bore interest at 10%, and were due in 90 days. Interactive Engine had the option of converting the entire $55,000 and accrued interest into its common stock at terms, which were to be negotiated prior to the 90-day renewal term of the notes. However, as of March 29, 2001, the promissory notes remain unpaid. The Company believes the probability of collecting on these notes to be highly unlikely, and as a result, has placed the total amount due into an allowance for doubtful accounts.

The Company had also entered into a Letter of Intent to acquire the total outstanding shares of Interactive Engine, Inc. for 3,000,000 shares of its common stock and 287,508 shares which were to be issued for investment banking, merger and acquisition fees. The terms of this transaction were to be impacted by the convertible promissory notes issued to Interactive Engine, Inc. in June and July of 2000. Interactive Engine, Inc. was, at that time, involved in the travel agent business and marketed primarily through the internet and mass media in airports and malls. This acquisition has not been completed as of March 29, 2001. Due to the inability to collect on the promissory notes previously mentioned, the Company has elected to avoid any future activity or involvement with Interactive Engine, Inc.

D.  Private Placement of Common Stock and Warrants

In May 2000, the Company sold 20 units of common stock and warrants. Each unit consisted of 50,000 shares of common stock and one Class A Warrant to purchase 50,000 shares of common stock at twenty cents ($.20) and one Class B Warrant to purchase 50,000 shares of common stock at twenty-five ($.25) per share. The Class A Warrants may be exercised upon issuance and expire 365 days from the date of issuance, and the Class B Warrants may also be exercised upon issuance and expire on the 730th day after issuance.


E.        Rescission of Intent to Acquire Wireless Technology

On November 2, 2000, the Company entered into a memorandum of understanding whereby the Company would have acquired 100% of the wireless technology from Goldweb Technologies, Inc., a wholly owned subsidiary of Consolidated Gold Win Ventures, Inc. of Canada.

Consideration for the purchase was to be cash and one million shares of the Companys common stock. In addition, the Company was to pay CGW up to 1,500,000 shares on an earnout agreement for value added products and outside contracts based on one share per $10.00 of income generated. Although final closing documents were expected to be signed before the end of the year 2000, the decision was made to rescind the acquisition and consequently, final documents were never signed.

F.       Acquisition Agreement with 5 G Partners

On December 1, 2000, the Company entered into an acquisition agreement with 5 G Partners (a private Canadian partnership) to acquire a Canadian partnership, content, ideas and proprietary known business and business model to a Telecom Wireless solution. In exchange for 5 G Partners technology, the Company agreed to pay $74,000 US dollars and 150,000 shares of common stock. Of the $74,000, $60,000 has been advanced and is, as of March 29, 2001, being held in a Canadian trust account until further instruction. The remaining $14,000 was advanced in November and December of 2000 for consulting costs related to this acquisition. In connection with the merger, the Company has changed its name from Tesmark, Inc. to 5 G Wireless Communications, Inc..