Form 10QSB
period 2001-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2001-05-21
CIK 1100748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2001
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28581

                        5G WIRELESS COMMUNICATIONS, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                      82-0351882064
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                2921 N. Tenaya Way, Suite 216,Las Vegas, NV 89128
                     (Address of principal executive office)

          Registrants telephone no., including area code (702) 647-4877

                                       N/A
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

         Class                              Outstanding as of  March 31, 2001
Common Stock, $0.001                                13,550,490
                                        i






                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements               1

                           Consolidated Balance Sheets December 31, 2000
                              And March 31, 2001                           2

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2001 and March 31, 2000      3

                           Consolidated Statement of Stockholders Equity   4

                           Consolidated Statements of Cash Flows three months
                                Ended March 31, 2000 and 2001              5

                           Notes to Consolidated Financial Statements      6-9

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                        10-11




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              11

Item 2.                    Changes in Security                            11

Item 3.                    Defaults Upon Senior Securities                11

Item 4.                    Submission of Matter to a Vote of              11
                               Securities Holders

Item 5.                    Other Information                              11

Item 6.                    Exhibits and Reports on Form 8-K               12

                           Signatures                                     S-1


                                       ii







                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended March 31, 2001 and 2000 and the audited statements of stockholders equity for the period from September 10, 1979 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through March 31, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                        1



                     5G WIRELESS COMMUNICATIONS, INC.
                         (Formerly Tesmark, Inc.)
                              BALANCE SHEETS
                                                         (Unaudited)  (Audited)
                                                          March 31, December 31,
                                  ASSETS                    2001      2000
Current Assets:
     Cash                                               $     171    $     276
Total Current Assets                                          171          276
Other Assets:
     Convertible notes receivable
     and accrued interest                                       -       57,829
     (Net of allowance for
     doubtful accounts                                          -    $  57,829
     Goodwill-5G Partners                                 179,000       74,000
Total Other Assets                                        179,000       74,000
Total Assets                                            $ 179,171    $  74,276

                    LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Advances from shareholder                          $   9,941    $     935
Total Current Liabilities                                   9,941          935
Stockholders' Equity:
     Preferred Stock $.001 par value;
     authorized 10,000,000 shares;
     no shares outstanding at March 31,
     2001 and December 31, 2000                                 -            -

     Common Stock, $.001 par value;
     authorized  50,000,000 shares;
     with 13,550,490 issued and
     outstanding at March 31, 2001 and
     12,750,490 at December 31, 2000. (Restated
     for a 3 for 1 split
     on April 22, 2000)                                    13,550       12,750

Paid-In Capital                                           701,631      142,431
Accumulated Deficit                                      (545,951)     (81,840)

Total Stockholders' Equity                                169,230       73,341

Total Liabilities and Stockholders' Equity              $ 179,171    $  74,276

            See Accompanying Notes to the Financial Statements




                    5G WIRELESS COMMUNICATIONS, INC.
                        (Formerly Tesmark, Inc.)
                        STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                               Three Months       Three Months
                                                  Ending             Ending
                                               March 31, 2001    March 31, 2000
Interest Income:                                 $      -        $      -
Expenses:
     Consulting expenses                           43,814               -
     General and administrative expenses              122             835
     Professional fees                                175               -
     Write-off of goodwill for acquisition
     of technology from 5G Partners               420,000               -
Total Expenses                                    464,111             835

Net Loss                                     $   (464,111)   $       (835)

Weighted Average Shares
Common Stock Outstanding
(Restated for a 3 for 1 split
on April 22, 2000.)                            12,556,035       7,500,300

Net Loss Per Common Share
basic and fully dilutive)                    $     (0.037)   $     (0.000)


               See Accompanying Notes to the Financial Statements.



                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              FROM INCEPTION (SEPTEMBER 10, 1979) TO MARCH 31, 2001
                                   (UNAUDITED)
                                                             Common     Common
                                                              Stock      Stock
                                                              Shares     Amount
September 10, 1979 -- incorporated in Idaho
   1,000 shares at par $1.00 per share                       1,000   $    1,000

Net loss year ending December 31, 1979                           -            -

September 10, 1995, common stock issued
for compensation at $1.00 per share                          1,750        1,750

Net loss year ending December 31, 1995                           -            -

May 2, 1996 common stock issued
for compensation at $1.00 per share                          1,000        1,000

Net loss year ending December 31, 1996                           -            -


January 3,1997 common stock issued
for compensation at $1.00 per share                          1,250        1,250

Net loss year ending December 31, 1997                           -            -

November 10, 1998 in connection with merger and
establishment of Nevada Corporation a 500 for 1,
forward split of the common stock and a change in
par value from $1.00 to $.001 and 100 shares issued
for compensation                                         2,495,100       (2,500)

Net loss year ending December 31, 1998                           -            -

Net loss year ending December 31, 1999                           -            -

April 22, 2000, common stock split 3 for 1               5,000,200        5,000

May 16, 2000, common stock & warrants sold
at $.15 per share                                        1,000,000        1,000

December 12, 2000, common stock split 1.5 for 1          4,250,190        4,250

Net loss year ending December 31, 2000                           -            -

March 20, 2001, 750,000 shares of common
stock were issued, valued at $.70  per share
(current market value) in connection                       750,000          750
with the Company's recent  technology with 5G Partners

March 20, 2001, 50,000 shares issued for consulting
compensation, valued at $.70 per share                      50,000           50

 Net loss for the three months ending March 31, 2001             -            -

   Balances at March 31, 2001                           13,550,490   $   13,550






                                                  Paid      Accumulated  Total
                                                in capital    deficit    Equity

September 10, 1979 -- incorporated in Idaho
   1,000 shares at par $1.00 per share            $  -      $     -    $   1,000

Net loss year ending December 31, 1979              -       (1,000)      (1,000)

September 10, 1995, common stock issued
for compensation at $1.00 per share                  -            -        1,750

Net loss year ending December 31, 1995              -       (1,750)      (1,750)

May 2, 1996 common stock issued
for compensation at $1.00 per share                  -            -        1,000

Net loss year ending December 31, 1996              -       (1,000)      (1,000)

January 3,1997 common stock issued
for compensation at $1.00 per share                  -            -        1,250

Net loss year ending December 31, 1997              -       (1,250)      (1,250)

November 10, 1998 in connection with merger and
establishment of Nevada Corporation a 500 for 1,
forward split of the common stock and a change in
par value from $1.00 to $.001 and 100 shares issued
for compensation                                 2,600            -          100

Net loss year ending December 31, 1998              -         (100)        (100)

Net loss year ending December 31, 1999              -         (835)        (835)

April 22, 2000, common stock split 3 for 1      (5,000)           -            -

May 16, 2000, common stock & warrants sold
at $.15 per share                              149,081            -      150,081

December 12, 2000, common stock split 1.5 for 1  (4,250)         -            -

Net loss year ending December 31, 2000              -      (75,905)     (75,905)

March 20, 2001, 750,000 shares of common
stock were issued, valued at $.70  per share
(current market value) in connection           524,250            -      525,000
with the Company's recent  technology with 5G Partners

March 20, 2001, 50,000 shares issued for consulting
compensation, valued at $.70 per share          34,950            -       35,000

Net loss for the three months
ending March 31, 2001                               -     (464,111)    (464,111)

   Balances at March 31, 2001                 $ 701,631    $ 545,951   $ 169,230





                           5G WIRELESS COMMUNICATIONS, INC.
                               (Formerly Tesmark, Inc.)
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)       March 31,   March 31,
                                                            2001       2000
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                                 $(464,111)   $    (835)

EXPENSES NOT REQUIRING AND OUTLAY OF CASH:
     Common stock issued in write-off
     of goodwill-acquisition of
     technology from 5G Partners                         $ 420,000            -

     Common stock issued for compensation
      (consulting fees)                                     35,000            -

    Net Cash Used In Operating Activities                   (9,111)        (835)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in advances from stockholders                   9,006          835

Net Cash Flows from Financing Activities                     9,006          835

Net Decrease in Cash                                          (105)           -

Cash at Beginning of Period                                    276            -

Cash at End of Period                                    $     171    $       -

SUPPLEMENTAL NON-CASH ACTIVITIES:
     Common stock issued for goodwill-acquisition
      of Technology 5G Partners                          $ 105,000    $       -


                 See Accompanying Notes to the Financial Statements



5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)

                          Notes to Financial Statements
                                 MARCH 31, 2001

A. Organization and Accounting Policies

5 G Wireless Communications, Inc. (the Company) (formerly Tesmark, Inc.) was incorporated September 10, 1979, as an Idaho corporation. The Company has viewed various business opportunities since its formation; however, it has never operated a business. The Company merged with Tesmark, Inc., a Nevada corporation, on October 23, 1998; the net effect was to transfer the domicile of the corporation from Idaho to Nevada. In connection with that merger, the stock was forward split 500 for 1 resulting in an increase of total outstanding shares to 2,500,100. The Company amended its articles of incorporation increasing its authorized common shares to 50,000,000 and preferred stock to 10,000,000. The Company incurred $1,355 in reorganizational costs in 2000, which was expensed in accordance with Statement of Position (SOP) 98-5. The statement requires that organizational expenses be expensed at the time they are incurred rather than amortized over a period of years.

B.  Common Stock

From September 1995 through January 1997, the Company issued 4,000 shares of common stock, valued at $1.00 per share (par value), as compensation to its officers, directors, shareholders and consultants in lieu of cash. On November 10, 1998, the Company elected to change par value from $1.00 to $.001 and then issued another 100 shares at $.001 per share (par value). On March 20, 2001, the Company issued 50,000 shares of common stock, valued at $.70 per share (fair market value). The shares were issued to one of Companys officers as compensation for consulting.


C.  Private Placement of Common Stock and Warrants

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

 D.  Convertible Promissory Note (Uncollectable), and
       Termination of Intent to Acquire Interactive Engine, Inc.

On June 7, 2000 and June 23, 2000, the Company advanced funds for two promissory notes of $20,000 each to Interactive Engine, Inc. On July 25, 2000 the Company advanced another $15,000 to Interactive Engine, Inc., bringing the total loans outstanding to $55,000. These notes were renewed for 90 additional days in September and October of 2000. The notes bore interest at 10%, and were due in 90 days. Interactive Engine had the option of converting the entire $55,000 and accrued interest into its common stock at terms to be negotiated prior to the 90-day renewal term of the notes. However, as of May 15, 2001, the promissory notes remain unpaid. The Company believes the probability of collecting on these notes to be highly unlikely, and as a result, has placed the total amount due into an allowance for doubtful accounts.

The Company also entered into a Letter of Intent to acquire the total outstanding shares of Interactive Engine, Inc. for 3,000,000 shares of its common stock and 287,508 shares which were to be issued for investment banking, merger and acquisition fees. The terms of this transaction were to be impacted by the convertible promissory notes issued to Interactive Engine, Inc. in June and July of 2000. Interactive Engine, Inc. was, at that time, involved in the travel agent business and marketed primarily through the Internet and mass media in airports and malls. However, due to the inability to collect on the promissory notes previously mentioned, the Company elected to withdraw the acquisition and intends to avoid any future activity or involvement with Interactive Engine, Inc.

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

F. Acquisition Agreement with 5 G Partners

On December 1, 2000, the Company entered into an acquisition agreement with 5G Partners (a private Canadian partnership) comprised of content, ideas and proprietary known business in relation to wireless technology systems. It is the Companys intention to create and service the Asian marketplace with a superior wireless technology system by creating a 5.3 Ghz 5.9 Ghz high-speed Internet access and data transport system, (as apposed to the currently used 2.4 Ghz). In order to successfully achieve this undertaking and stay abreast of the ever-changing world of wireless technology, the Company continues to pursue innovative ideas, partners and acquisitions in addition to the current acquisition with 5G Partners.

As stated in the contract, the Company agreed to pay $74,000 US dollars and 150,000 shares of common stock in exchange for 5G Partners technology. Of the $74,000, $60,000 was advanced and deposited into a Canadian trust account until further instruction. The remaining $14,000 was advanced in November and December of 2000 for consulting costs related to the acquisition. In connection with the merger, the Company has changed its name from Tesmark, Inc. to 5G Wireless Communications, Inc..

On March 6, 2001, the Company issued a press release reporting a Memorandum of Understanding had been reached. In order to complete the acquisition, the original agreement was amended, changing the total number of shares issued from 150,000 shares to 750,000 shares. Just prior to March 31, 2001, the acquisition with 5G Partners closed with the issuance of 750,000 restricted shares of common stock. The shares, valued at $.70 per share (fair market value), were issued to the Companys three officers (Curtis Mearns, Richard Lajeunesse, and Don Boudewyn each received 250,000 shares), as specified in the newly amended agreement.

G.  ACQUISITION AGREEMENT WITH PETERSON INVESTMENT,
      PTE. LTD.

On March 9, 2001, the Company entered into an acquisition with Peterson Investment, Pte Ltd., a privately held company providing wireless data solutions in Singapore, wherein, they agreed to assume control of Peterson Investment after verifying, through an independent attorney in Singapore, the corporate structure and names of all of the shareholders. Additional terms include the issuance of 1,000,000 shares of the Companys common stock for each of the 11 shares of Petersons stock (11,000,000 shares). As of the end of the first quarter 2001, terms were still being negotiated.




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The issuer was originally organized as a Idaho corporation under the name of Tesmark, Inc., on September 10, 1979. The Company by Agreement of Merger, signed on November 10, 1998, was merged into Tesmark, Inc., a Nevada corporation. In May of 2000 the Company raised $150,000 from the sale of 1,000,000 shares of common stock at $.15 per share. In June of 2000 the Company singed a Letter of Intent to acquire Interactive Engine, Inc., a Nevada corporation. The Company loaned Interactive Engine $55,000. As of March 29, 2001 the notes remain unpaid and the Company believes the probability of collection is unlikely and the total issue has been placed into an allowance for doubtful accounts. The Company has rescinded the Letter of Intent.

     On December 1, 2000 the Company entered into an Acquisition Agreement to acquire 5 G Wireless Communications, Inc., for cash and securities. At a Special Meeting of Shareholders held January 19, 2001, the shareholders approved the acquisition for $74,000 cash and 150,000 shares of stock. The acquisition was amended to 750,000 shares of common stock.

     The Company has a net operating loss of $125,951 since inception through March 31, 2001.

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenue sufficient to cover its operating expenses and allow it to continue as a going concern. Management believes that the Company will soon establish sufficient revenue to cover its operating costs. The Company has borrowed from shareholders. On March 30, 2001 the Company sold 200,000 shares of common stock for $50,000. The funds were deposited to the Companys account on April 2, 2001. The Corporate name was changed to 5 G Wireless Communications, Inc., on January 24, 2001.

Liquidity and Capital Resources

As of March 31, 2001 the Company had $171 in current assets and equity of $169,230 of which to pay its obligations. As of March 31, 2000 the Company had no current assets and equity of $835. In addition the Company sold 200,000 shares of common stock at $.25 per share for $50,000 which funded on April 2, 2001.

                                       10
Results of Operations

     For the three months ended March 31, 2001 the Company has a net operating loss of $464,111 compared to a net operating loss of $835 in March 31, 2000. The Company had revenues of $0 in the three months ended March 31, 2001 and $0 in the three months ended March 31, 2000.


Sale of Common Capital Stock

     As of March 31, 2001 the Company has 13,550,490 shares of common stock.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

     The Company issued 50,000 shares of common stock for services to Allen Schwabe as direct or and officer and 750,000 shares of common stock to three individuals, pursuant to the technology purchase approved by shareholders on January 19, 2001.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held January 19, 2001 the shareholders ratified an Acquisition Agreement for $74,000 in cash and 150,000 shares of common stock, (2) Amend the Articles of Incorporation changing the name of the corporation to: 5G Wireless Communications, Inc., and (3) elected Curtis L. Mearns, Michael Tan, Don Boudewyn, and Allen Schwabe as directors to serve until the next annual meeting or until their successors are duly qualified.

                            ITEM 5. OTHER INFORMATION


         None.

                                       11

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


a.       Form 10K SB filed by reference on April 17, 2001
b.       Report on 8K
         Filed February 14, 2001.









                                       12

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.


                       5 G WIRELESS COMMUNICATIONS , INC.


Dated: May 18, 2001

                                                      By:/S/ Don Boudewyn
                                                           Don Boudewyn
                                                           President



                                                      By:/S/ Allen Schwabe
                                                           Allen Schwabe
                                                           Secretary




















                                                                  S-1