Form 10QSB
period 2001-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2001-08-20
CIK 1100748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2001
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

       Class                              Outstanding as of  June 30, 2001
Common Stock, $0.001                               17,357,157
                                        i






                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                               Page

Item 1.                    Consolidated Financial Statements           1

                           Consolidated Balance Sheets  December 31, 2000
                              June 30, 2001                           2

                           Consolidated Statements of Operations   three months
                              Ended June 30, 2001 and June 30, 2000    3

                           Consolidated Statement of Stockholders Equity  4-5

                           Consolidated Statements of Cash Flows  three months
                                Ended June 30, 2000 and June 30 2000      6

                           Notes to Consolidated Financial Statements     7-12

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       13-14




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              14

Item 2.                    Changes in Security                            14-15

Item 3.                    Defaults Upon Senior Securities                15

Item 4.                    Submission of Matter to a Vote of              15
                               Securities Holders

Item 5.                    Other Information                              16

Item 6.                    Exhibits and Reports on Form 8-K                16
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

The unaudited balance sheet of the Company as of June 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and 2000 and the audited statements of stockholders equity for the period from September 10, 1979 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through June 30, 2001 are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.















             5G WIRELESS COMMUNICATIONS, INC.
                (Formerly Tesmark, Inc.)
                        BALANCE SHEETS
                                                        June 30,    December 31,
                            ASSETS                        2001           2000
                                                       (UNAUDITED)    (AUDITED)
 Current Assets:
Cash                                                 $       243      $       -
Deposit                                                      300
Accounts receivable                                       33,135              -
Prepaid marketing & consulting services                  162,741            276
Total Current Assets                                     196,419            276
Fixed Assets:
Computer Equipment                                         1,851              -
Accumulated Depreciation                                     (30)             -
Total Fixed Assets                                         1,821              -
Other Assets:
Convertible notes receivable
and accrued interest                                      57,829         57,829
Allowance for doubtful accounts                          (57,829)       (57,829)
Goodwill - 5G Acquisition Costs                          179,000         74,000
Amortization of 5G Acquisition/Goodwill Costs             (7,458)             -
Total Other Assets                                       171,542         74,551
TOTAL ASSETS                                         $   369,782    $    74,827
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $    24,502      $       -
Accrued management/consutling fees                        58,000              -
Advances from officers/directors                           6,718              -
Advances from shareholders                                40,041            935
Total Current Liabilities                                129,261            935
Stockholders' Equity:
Preferred Stock $.001 par value;
authorized 10,000,000 shares;
no shares outstanding at
June 30, 2001 and December
31, 2000.                                                      -              -

Common Stock, $.001 par value;
authorized 50,000,000 shares;
with 17,357,157 issued
and outstanding at June 30, 2001 and
12,750,490 at December
31, 2000. (Restated for a
3 for 1 split
on April 22, 2000)                                        17,357         12,750

Paid-In Capital                                        1,245,390        142,431
Accumulated Deficit                                   (1,022,226)       (81,840)
Total Stockholders' Equity                               240,521         73,341
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $   369,782    $    74,276

 .
See Accompanying Notes to the Financial Statements.



                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                    6 Months         6 Months
                                                      Ended            Ended
                                                 June 30, 2001    June 30, 2000
Interest Income:                                        $      -    $        164
Expenses:
Amortization & depreciation expenses                       7,488             135
Consulting & marketing expenses                          219,900               -
General and administrative expenses                       18,549           1,217
Write-off of goodwill for acquisition of
technology from 5G Partners                              420,000               -
Officer compensation & management fees                   253,900               -
Professional fees                                         20,549               -
Total Expenses                                           940,386           1,352
Net Loss                                            $   (940,386)   $    (1,188)

(Restated for a 3 for 1 split on April 22, 2000.)
Weighted Average Shares
Common Stock Outstanding                              14,126,721       4,688,023
Net Loss Per Common Share
(basic and fully dilutive)                          $     (0.067)   $    (0.000)

       See Accompanying Notes to the Financial Statements.









Interest Income:                                          $      -    $      164
Expenses:
Amortization & depreciation expenses                         7,488            68
Consulting & marketing expenses                            176,086            -
General and administrative expenses                         18,253         1,217
Write-off of goodwill for acquisition of
technology from 5G Partners                                      -             -
Officer compensation & management fees                     253,900             -
Professional fees                                           20,549             -
Total Expenses                                             476,276         1,285
Net Loss                                              $   (476,276)   $  (1,121)

(Restated for a 3 for 1 split on April 22, 2000.)
Weighted Average Shares
Common Stock Outstanding                                15,718,284    6,851,902
Net Loss Per Common Share
(basic and fully dilutive)                            $     (0.030)      (0.000)
See Accompanying Notes to the Financial Statements.





                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                        Common      Common
                                        Stock       Stock      Paid-in
                                       Shares       Amount     Capital
September 10, 1979; the Company was incorporated
in Idaho, establishing a par value of $1.00 per share;
1,000 shares were issued               1,000   $     1,000       $      -


Net loss for the year ended
December 31, 1979                          -             -              -


September 10, 1995; common stock issued at $1.00
per share for compensation.            1,750         1,750              -

Net loss for the year ended
December 31, 1995                          -             -              -

May 2, 1996; common stock issued at $1.00 per share
for compensation.                       1,000         1,000              -

Net loss for the year ended
December 31, 1996                          -             -              -

January 3,1997; common stock issued for
compensation at $1.00 per share.       1,250         1,250              -

December 31, 1997                         -             -              -

November 10, 1998; common stock forward split,
500 for 1, 100 shares issued for compensation and
a change in par value from $1.00 to $.001, all in
connection with the merger and establishment
of the Nevada Corporation.           2,495,100        (2,500)         2,600

Net loss for the year ended
December 31, 1998                         -             -              -

Net loss for the year ended
December 31, 1999                         -             -              -

April 22, 2000, common stock
plit 3 for 1.                        5,000,200         5,000         (5,000)

May 16, 2000; 1,000,000 of common stock
and warrants sold
at $.15 per share.                   1,000,000         1,000        149,080

December 12, 2000; common
atock split 1.5 for 1.               4,250,190         4,250         (4,250)

Net loss for the year ended
December 31, 2000                         -             -              -

March 20, 2001; 750,000 shares of common
stock were issued at $.70 per share
(the current market value)
n connection                          750,000           750        524,250
with the Company's recent
merger with 5G Partners.

March 20, 2001; 50,000 shares issued for consulting
compensation at $.70 per share.        50,000            50         34,950

April 1, 2001; 350,000 shares issued for consulting
contract at $.17 per share.           350,000           350         59,150

April 1, 2001; 250,000 shares issued for consulting
compensation at $.25 per share.       250,000           250         62,250

April 2, 2001; 200,000 shares issued at $.25 per share,
for cash .                            200,000           200         49,800

May 1, 2001; 300,000 shares issued for consulting compensation,
valued at $.10 per share              300,000           300         29,700

May 4, 2001; 1,070,000 shares issued for officer/consulting
compensation,
valued at $.17 per share            1,070,000         1,070        180,830

June 1, 2001; 75,000 shares issued for consulting contract,
valued at $.10 per share.              75,000            75          7,425

June 12, 2001; 675,000 shares issued in connection with a
consulting contract, valued
at $.10 per share.                     675,000           675         66,825

June 15, 2001; 580,000 shares issued in connection with a
consulting agreement, valued at $.10 per share; & 200,000
shares issued for marketing compensation, also valued at
$.10 per share.                        780,000           780         77,220

June 26, 2001; 106,667 shares issued in connection with
a marketing agreement,
valued at $.10 per share.              106,667           107         10,560

Net Loss for the Six Months
nded June 30, 2001                       -             -              -

Balances at the Six Months
Ended June 30, 2001                 17,357,157   $    17,357   $ 1,245,390







                                                       Accumulted     Total
                                                        Deficit       Equity



September 10, 1979; the Company was incorporated
in Idaho, establishing a par value of $1.00 per share;
1,000 shares were issued                             $      -    $     1,000


Net loss for the year ended
December 31, 1979                                      (1,000)        (1,000)

September 10, 1995; common stock issued at $1.00
per share for compensation.                                 -          1,750

Net loss for the year ended D
ecember 31, 1995                                       (1,750)        (1,750)

May 2, 1996; common stock issued at $1.00 per share
for compensation.                                           -          1,000

Net loss for the year ended
December 31, 1996                                      (1,000)        (1,000)

January 3,1997; common stock issued for
compensation at $1.00 per share.                           -          1,250

Net loss for the year ended
December 31, 1997                                      (1,250)        (1,250)

November 10, 1998; common stock forward split,
500 for 1, 100 shares issued for compensation and
a change in par value from $1.00 to $.001, all in
connection with the merger and establishment
of the Nevada Corporation.                                  -            100

Net loss for the year ended
December 31, 1998                                        (100)          (100)

Net loss for the year ended
December 31, 1999                                        (835)          (835)

April 22, 2000, common
stock split 3 for 1.                                       -              -

May 16, 2000; 1,000,000 of common stock
and warrants sold
at $.15 per share.                                         -        150,080

December 12, 2000; common
stock split 1.5 for 1.                                     -              -

Net loss for the year ended
December 31, 2000                                      (75,905)       (75,905)

March 20, 2001; 750,000 shares of common
stock were issued at $.70 per share
(the current market value)
in connection                                                -        525,000
with the Company's recent
merger with 5G Partners.

March 20, 2001; 50,000 shares issued for consulting
compensation at
$.70 per share.                                             -         35,000

April 1, 2001; 350,000 shares issued for consulting
contract at $.17
per share.                                                     -         59,500

April 1, 2001; 250,000 shares issued for consulting
compensation at
$.25 per share.                                                -         62,500

April 2, 2001; 200,000 shares issued at $.25 per share,
for cash .                                                     -         50,000

May 1, 2001; 300,000 shares issued for consulting compensation,
valued at $.10 per share                                       -         30,000

May 4, 2001; 1,070,000 shares issued for officer/consulting
compensation, valued at $.17 per share                         -        181,900

June 1, 2001; 75,000 shares issued for consulting contract,
valued at $.10 per share.                                     -          7,500

June 12, 2001; 675,000 shares issued in connection with a
consulting contract,
valued at $.10 per share.                                      -         67,500

June 15, 2001; 580,000 shares issued in connection with a
consulting agreement, valued at $.10 per share; & 200,000
shares issued for marketing compensation, also valued at
$.10 per share.                                                -         78,000

June 26, 2001; 106,667 shares issued in connection with
a marketing agreement,
valued at $.10 per share.                                      -         10,667

Net Loss for the Six Months
Ended June 30, 2001                                     (940,386)      (940,386)

Balances at the Six
Months Ended June 30, 2001                           $(1,022,226)   $   240,521



                5G WIRELESS COMMUNICATIONS, INC.
                    (Formerly Tesmark, Inc.)
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                     6 Months        6 Months
                                                        Ended           Ended
                                                   June 30, 2001   June 30, 2000
 Cash Flows used in Operating Activities:
Net Loss                                              $(940,386)   $  (1,188)
Expenses Not Requiring an Outlay of Cash:
Common stock issued in write-off
of goodwill-acquisition
of technology from 5G Partners                          420,000            -
Common stock issued for consulting
marketing compensation                                  369,826            -
Provision for depreciation
& amortization                                            7,488          136
Changes to Operating Assets a
nd Liabilities:
Increase in deposits                                       (300)
Increase in accrued
management/consulting fees                               58,000            -
(Increase)decrease in accounts
payable & accrued interest                               24,502         (164)
Net Cash used in Operating Activities                   (60,871)      (1,216)
Cash Flows used in Investing Activities:
Organizational costs incurred                                 -       (1,355)
Capital expenditure - computers                          (1,851)           -
Net Cash used in Investing Activities                    (1,851)      (1,355)
Cash Flows from Financing Activities:
Common stock issued
for cash                                                 50,000      150,080
Increase in accounts
receivable                                              (33,135)
Notes receivable                                              -      (40,000)
Increase in advances
from officers/directors                                   6,718            -
Increase in advances
from stockholders                                        39,106          100
Advances for acquisitions                                     -            -
Net Cash from Financing Activities                       62,689      110,180
Net Increase (Decrease) in Cash
                                                            (33)     107,609
Cash at Beginning of Period                                 276            -
Cash at End of Period                                 $     243    $       -

Supplemental Non-Cash Activities:
Common stock issued for
pre-paid marketing/consulting
contracts                                               162,741            -
See Accompanying Notes to the Financial Statements.



5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)

                          Notes to Financial Statements
                                  JUNE 30, 2001

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

B.  Common Stock

From September 1995 through January 1997, the Company issued 4,000 shares of common stock, valued at $1.00 per share (par value), as compensation to its officers, directors, shareholders and consultants in lieu of cash. On November 10, 1998, the Company elected to change par value from $1.00 to $.001 and then issued another 100 shares at $.001 per share (par value). On March 20, 2001, the Company issued 50,000 shares of common stock, valued at $.70 per share (fair market value). The shares were issued to one of Companys officers as compensation for consulting. During the second quarter of 2001, shares issued for consulting and marketing compensation were as follows: 1,420,000 shares at $.17 per share, 250,000 at $.25 per share and 500,000 at $.10 per share. Also during the 2nd quarter, a total of 1,436,667 shares were issued in connection with various consulting and marketing contracts; all were issued at $.10 per share.





C.  Private Placement of Common Stock and Warrants

In May 2000, the Company sold 20 units of common stock and warrants. Each unit consisted of 50,000 shares of common stock and one Class A Warrant to purchase 50,000 shares of common stock at twenty cents ($.20) and one Class B Warrant to purchase 50,000 shares of common stock at twenty-five ($.25) per share. The Class A Warrants may be exercised upon issuance and expire 365 days from the date of issuance, and the Class B Warrants may also be exercised upon issuance and expire on the 730th day after issuance. On April 2, 2001, the Company issued 200,000 shares of common stock for cash, valued at $.25 per share

 D.  Convertible Promissory Note (Uncollectable), and
       Termination of Intent to Acquire Interactive Engine, Inc.

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

The Company has recorded $179,000 as goodwill in connection with the issuance of the stock and cash, and has written off $420,000 as an adjustment to the value of goodwill in the quarter ended March 31, 2001. The write-off reduces the value of the transaction to the estimated fair market value of the technology transferred to the Company in the transaction. The Company will amortize the goodwill over 12 years and periodically assess the marketability and value of the technology to determine if an impairment in its value has occurred, relative to the Companys utilization of the technology and its viability in the marketplace.


G.  ACQUISITION AGREEMENT WITH PETERSON INVESTMENT,
      Pte. Ltd.

On March 9, 2001, the Company entered into an acquisition with Peteson Investment, Pte Ltd., a privately held company providing wireless data solutions in Singapore, wherein, the Company agreed to assume control of Peterson Investment after verifying, through an independent attorney in Singapore, the corporate structure and names of all of the shareholders. Tentative terms of the acquisition provide for the issuance of 12,000,000 restricted shares of the Companys common stock for all of the outstanding shares of Peterson Investment, Pte Ltd.

Although the Company issued an 8k announcing the intended closing of the Peteson Investment acquisition on May 5, 2001, as of August 15, 2001, Peteson had failed to meet all of the conditions of the agreement, resulting in the inability to complete the acquisition as projected. Currently, the 12,000,000 shares the Company agreed to issue at closing are being held in a trust account and will be issued as soon as Peteson satisfactorily completes all agreed upon obligations. Although Peteson Investment, Pte, Inc. has yet to complete these terms, the Company is confident that closing of this acquisition will take place at some point during the 3rd quarter of 2001.

H.       PROPOSED ACQUISITION OF DATAONE COPORATION Pte Ltd.

On March 15, 2001, the Company entered into a Memorandum of Understanding with DataOne Corporation Pte Ltd. (D1Corp) a subsidiary of Keppel Telecommunications and Transportation Ltd. The Memorandum outlines the formation of a new business venture with D1Corp for high- speed connectivity and value added services over wireless local area network and wide area network systems. The Memorandum outlines assets of DICorp, which will be transferred to the venture in return for a combination of cash and stock at mutually agreed upon price. Definitive terms have not yet been finalized.

I.       ACQUISITION AGREEMENT WITH SKYHUB ASIA

The Company entered into an acquisition with Skyhub Asia, as well as a letter of agreement in May of 2001. However, as of August 15, 2001, Skyhub had not completed their terms, causing the Company to feel it necessary to renegotiate the conditions, as well as the date set for closing the acquisition.



J.       ACQUISITION AGREEMENT WITH E-NETEGRATIONS, INC.

On April 24, 2001, the Company announced a letter of intent to acquire 100% of the capital stock of e-netegrations, Inc. In exchange, 5G will provide financing for the completion of all existing contracts in the United States and for the Hotel Industry. Terms are still being negotiated.

K.       HIGH SPEED WIRELESS SERVICE AGREEMENTS

The Company entered into agreements with Suntec City, Singapore and Singapore Marriott Hotel to install high-speed wireless data networks. As of August 15, 2001, terms for both agreements were still in the negotiation stages.






                                        1



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

The Company has a net operating loss of $1,022,226 since inception through June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2001 the Company had current assets of $196,469. The current assets comprised of $243 in cash, $33,135 in accounting receivables, $162,741 in prepaid expenses and a $300 deposit. As of June 30, 2001 the Company had $129,261 in current liabilities. The Company sold 200,000 shares of common stock at $.25 per share which funded on April 2, 2001.
                                       13
Results of Operations

For the six months ended June 30, 2001 the Company had no revenues compared to $164 in interest income for the six months ended June 30 , 2000. This was a $219,900 increase in consulting and marketing expense as of June 30, 2001 compared to the same period of 2000. This is attributed to the companys efforts of implementing its business plan. Depreciation and amortization also increased by $7,353 for the same period of 2000. General and administrative costs were up $17,242 as well as an increased in Professional fees in the amount of $20,549 for the first 6 months of 2001 compared to the same period of 2000. This can also be attributed to the implementation of the Companys business plan. There was the write off of $420,000 in Goodwill associated with the acquisition of 5 G partners. For the 6 months ended June 30, 2001 there was $253,900 in officer and management fees compared to $0 for the first 6 months of 2000. For the 6 month ended June 30, 2001 there was a net loss of $(940,386) compared to a net loss of $(1,188) for the same period last year.

For the three months ended June 30, 2001 there were no revenues compared to interest income of $164 for the same period last year. For the three months ended June 30, 2001 compared to June 30, 2000 consulting and marketing expenses were up $176,086, general and administrative were up $17,036, professional fees increased $20,579. For the three months ended June 30, 2001 the company has a net loss of $(476,276) compared to a net loss of $(1,121) for the same period last year. This is all due to the company implementing their business plan. Officer and executive compensation increased $253,900.

Sale of Common Stock

On April 2, 2001 the company sold 200,000 shares at $.25 per share to one individual for $50,000 cash. The shares were issued under Section 4(2) and 4(6) of the 1933 Securities Act and bear a restrictive legend.

     As of June 30, 2001 the company had 17,357,157 shares of common stock outstanding.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

     On April 1, 2001 the company issued 350,000 shares of common stock at $.17 per share to Cameron Robb per a consulting contract valued at $59,500
                                                             14
     On April 1, 2001 the company issued 250,000 shares of common stock valued at $.25 to Allen Schwabe for consulting valued at $62,500.

     On April 2, 2001 the company issued 200,000 shares of common stock valued at $.25 to John Friessen for cash valued at $50,000.

     On May 1, 2001 the company issued 300,000 shares of common stock valued at $.10 to Moh Tai Song for consulting valued at $30,000.

     On May 4, 2001 the company issued 1,070,000 shares of common stock valued at $.17 for for consulting fee for a total of $181,900. 350,000 common shares were issued to Cameron Robb and 720,000 common shares were issued to Michael Tan.

     On June 1,2001 the company issued 75,000 shares valued t $.10 to Action Stock for consulting valued at $7,500.

     On June 12, 2001 the company issued 675,000 shares of common stock valued at $.10 to Action Stock for consulting valued at $67,500.

     On June 15, 2001 the company issued 580,000 shares of common stock valued at $.10 to Veritas Communications for consulting valued at $58,000.

     On June 15, 2001 the company issued 200,000 shares of common stock valued at $.10 to Kevin race for marketing valued at $20,000.

     On June 26, 2001 the company issued 106,667 shares of common stock valued at $.10 for a marketing agreement to Market Force valued at $10,667.

     All of the above issued shares were issued under Section 4(2) and 4(6) for the 1933 Securities Act and bear a restrictive legend.

     As of June 2001 the company has 17,357,157 shares issued and outstanding.




                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.
                                       15
                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


a.       Form 10KQ SB filed by reference on May 21, 2001
b.       Report on 8K
              Filed by reference on June 6, 2001








                                       16
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.


                                            5 G WIRELESS COMMUNICATIONS , INC.


Dated: August 20 2001

                                                      By:/S/ Cameron Robb
                                                           Cameron Robb
                                                           President






















                                                             S-1