Form 10QSB/A
period 2001-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2001-08-22
CIK 1100748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

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
                                        i






                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements            1

                           Consolidated Balance Sheets  December 31, 2000 and
                              June 30, 2001                             2

                           Consolidated Statements of Operations   three months
                              Ended June 30, 2001 and June 30, 2000     3

                           Consolidated Statement of Stockholders Equity   4-5

                           Consolidated Statements of Cash Flows  three months
                                Ended June 30, 2001 and June 30 2000    6

                           Notes to Consolidated Financial Statements   7-12

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                     13-14




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                            14

Item 2.                    Changes in Security                          14-15

Item 3.                    Defaults Upon Senior Securities              15

Item 4.                    Submission of Matter to a Vote of            15
                               Securities Holders

Item 5.                    Other Information                            16

Item 6.                    Exhibits and Reports on Form 8-K             16

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


                             Randy Simpson, CPA. PC
                           11775 South Nicklaus Road
                                Sandy, UT 84092
                          Fax and Phone (801) 572-3009

August 20, 2001

CONSENT OF INDEPENDENT AUDITORS

        We consent to the use in this registration Statement of 5 G WIRELESS COMMUNICATIONS, INC. on Form S-B, for our report relating to the financial statements of 5 G WIRELESS COMMUNICATION, INC., dated June 30, 2001.

/S/ Randy Simpson

Randy Simpson, CPA, PC






                       5 G WIRELESS COMMUNICATIONS, iNC.
                            (Formerly Tesmark, Inc.)

                              FINANCIAL STATEMENTS

                              Balance Sheets ad of

                      June 30, 2001 and december 31, 2000

 Statement of Operations, Cash Flows and Stockholders Equity of the Six Months
                                     Ended

                         June 30, 2001 & June 30, 2000

                       Footnotes to Financial Statements



                             Randy Simpson, CPA, PC
                            1175 South Nicklaus Road
                               Sandy, Utah 84092
                           Fax & Phone (801) 572-3009

Board of Directors and Stockholders
5G Wirless Communicationsk, Inc.
(Formerly Tesmark)
lav Vegas, NV 89027


INDEPENDENT AUDITORS REVIEW

We have reviewed the accompanying balance sheets of 5 G Wireless Communications, Inc., (Formerly Tesmark, Inc.) as of June 30, 2001 and December 31, 2000, and the related statements of operations, stockholders equity and cash flos for the six months ending June 30, 2001 and 2000, in accordance with the Statements on Standards of Accounting and review Services issued by the American Institute of certified Public Accountants. All information included on these financial statements is the representation of the management of 5G Wirless Communicaitons, Inc.

A review consist princiaplly of inquiries of company personel and analytical procedures applied to financial data. It is sunstantially less in scope than an audit in accordance of an opinion regarding the financail statements takes as a whole. Accordlingly, we do not express such opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the generally accepted accounting principles.

/S/ Randy Simpson

randy Simpson, CPA, PC
A Professional Corporatio
August 20, 2001
Sandy, Utah




             5G WIRELESS COMMUNICATIONS, INC.
                (Formerly Tesmark, Inc.)
                        BALANCE SHEETS
                                                        June 30,    December 31,
                            ASSETS                        2001           2000
                                                       (UNAUDITED)    (AUDITED)
 Current Assets:
Cash                                                 $       243      $       -
Deposit                                                      300
Accounts receivable                                       33,135              -
Prepaid marketing & consulting services                  161,865            276
Total Current Assets                                     195,543            276
Fixed Assets:
Computer Equipment                                         1,851              -
Accumulated Depreciation                                     (30)             -
Total Fixed Assets                                         1,821              -
Other Assets:
Convertible notes receivable
and accrued interest                                      57,829         57,829
Allowance for doubtful accounts                          (57,829)       (57,829)
Goodwill - 5G Acquisition Costs                          179,000         74,000
Amortization of 5G Acquisition/Goodwill Costs             (7,458)             -
Total Other Assets                                       171,542         74,551
TOTAL ASSETS                                         $   3668,906    $    74,827
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $    24,502      $       -
Accrued management/consutling fees                        58,000              -
Advances from officers/directors                           6,718              -
Advances from shareholders                                40,041            935
Total Current Liabilities                                129,261            935
Stockholders' Equity:
Preferred Stock $.001 par value;
authorized 10,000,000 shares;
no shares outstanding at
June 30, 2001 and December
31, 2000.                                                      -              -

Common Stock, $.001 par value;
authorized 50,000,000 shares;
with 17,357,157 issued
and outstanding at June 30, 2001 and
12,750,490 at December
31, 2000. (Restated for a
3 for 1 split
on April 22, 2000)                                        17,357         12,750

Paid-In Capital                                        1,245,390        142,431
Accumulated Deficit                                     (976,202)       (81,840)
Total Stockholders' Equity                               239,645         73,341
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $   368,906    $    74,276

 .
See Accompanying Notes to the Financial Statements.



                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                    6 Months         6 Months
                                                      Ended            Ended
                                                 June 30, 2001    June 30, 2000
Interest Income:                                        $      -    $        164
Expenses:
Amortization & depreciation expenses                       7,488             135
Consulting & marketing expenses                          248,776               -
General and administrative expenses                       18,549           1,217
Write-off of goodwill for acquisition of
technology from 5G Partners                              420,000               -
Officer compensation & management fees                   253,900               -
Professional fees                                         20,549               -
Total Expenses                                           894,362           1,352
Net Loss                                            $   (894,362)   $    (1,188)

(Restated for a 3 for 1 split on April 22, 2000.)
Weighted Average Shares
Common Stock Outstanding                              14,126,721       4,688,023
Net Loss Per Common Share
(basic and fully dilutive)                          $     (0.063)   $    (0.000)

       See Accompanying Notes to the Financial Statements.









Interest Income:                                          $      -    $      164
Expenses:
Amortization & depreciation expenses                         7,488            68
Consulting & marketing expenses                            204,962         -
General and administrative expenses                         18,253         1,217
Write-off of goodwill for acquisition of
technology from 5G Partners                                      -             -
Officer compensation & management fees                     179,000            -
Professional fees                                           20,549             -
Total Expenses                                             430,252         1,285
Net Loss                                              $   (430,252)   $  (1,121)

(Restated for a 3 for 1 split on April 22, 2000.)
Weighted Average Shares
Common Stock Outstanding                                15,718,284    6,851,902
Net Loss Per Common Share
(basic and fully dilutive)                            $     (0.030)      (0.000)
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
1,000 shares were issued               1,000   $     1,000       $      -


Net loss for the year ended
December 31, 1979                          -             -              -


September 10, 1995; common stock issued at $1.00
per share for compensation.            1,750         1,750              -

Net loss for the year ended
December 31, 1995                          -             -              -

May 2, 1996; common stock issued at $1.00 per share
for compensation.                       1,000         1,000              -

Net loss for the year ended
December 31, 1996                          -             -              -

January 3,1997; common stock issued for
compensation at $1.00 per share.       1,250         1,250              -

December 31, 1997                         -             -              -

November 10, 1998; common stock forward split,
500 for 1, 100 shares issued for compensation and
a change in par value from $1.00 to $.001, all in
connection with the merger and establishment
of the Nevada Corporation.           2,495,100        (2,500)         2,600

Net loss for the year ended
December 31, 1998                         -             -              -

Net loss for the year ended
December 31, 1999                         -             -              -

April 22, 2000, common stock
plit 3 for 1.                        5,000,200         5,000         (5,000)

May 16, 2000; 1,000,000 of common stock
and warrants sold
at $.15 per share.                   1,000,000         1,000        149,080

December 12, 2000; common
atock split 1.5 for 1.               4,250,190         4,250         (4,250)

Net loss for the year ended
December 31, 2000                         -             -              -

March 20, 2001; 750,000 shares of common
stock were issued at $.70 per share
(the current market value)
n connection                          750,000           750        524,250
with the Company's recent
merger with 5G Partners.

March 20, 2001; 50,000 shares issued for consulting
compensation at $.70 per share.        50,000            50         34,950

April 1, 2001; 350,000 shares issued for consulting
contract at $.25 per share.           350,000           350         87,150

April 1, 2001; 250,000 shares issued for consulting
compensation at $.25 per share.       250,000           250         62,250

April 2, 2001; 200,000 shares issued at $.25 per share,
for cash .                            200,000           200         49,800

May 1, 2001; 300,000 shares issued for consulting compensation,
valued at $.10 per share              300,000           300         29,700

May 4, 2001; 1,070,000 shares issued for officer/consulting
compensation,
valued at $.10 per share            1,070,000         1,070        105,930

June 1, 2001; 75,000 shares issued for consulting contract,
valued at $.10 per share.              75,000            75          7,425

June 12, 2001; 675,000 shares issued in connection with a
consulting contract, valued
at $.10 per share.                     675,000           675         66,825

June 15, 2001; 580,000 shares issued in connection with a
consulting agreement, valued at $.10 per share; & 200,000
shares issued for marketing compensation, also valued at
$.10 per share.                        780,000           780         77,220

June 26, 2001; 106,667 shares issued in connection with
a marketing agreement,
valued at $.10 per share.              106,667           107         10,560

Net Loss for the Six Months
nded June 30, 2001                       -             -              -

Balances at the Six Months
Ended June 30, 2001                 17,357,157   $    17,357   $ 1,245,390







                                                       Accumulted     Total
                                                        Deficit       Equity



September 10, 1979; the Company was incorporated
in Idaho, establishing a par value of $1.00 per share;
1,000 shares were issued                             $      -    $     1,000


Net loss for the year ended
December 31, 1979                                      (1,000)        (1,000)

September 10, 1995; common stock issued at $1.00
per share for compensation.                                 -          1,750

Net loss for the year ended D
ecember 31, 1995                                       (1,750)        (1,750)

May 2, 1996; common stock issued at $1.00 per share
for compensation.                                           -          1,000

Net loss for the year ended
December 31, 1996                                      (1,000)        (1,000)

January 3,1997; common stock issued for
compensation at $1.00 per share.                           -          1,250

Net loss for the year ended
December 31, 1997                                      (1,250)        (1,250)

November 10, 1998; common stock forward split,
500 for 1, 100 shares issued for compensation and
a change in par value from $1.00 to $.001, all in
connection with the merger and establishment
of the Nevada Corporation.                                  -            100

Net loss for the year ended
December 31, 1998                                        (100)          (100)

Net loss for the year ended
December 31, 1999                                        (835)          (835)

April 22, 2000, common
stock split 3 for 1.                                       -              -

May 16, 2000; 1,000,000 of common stock
and warrants sold
at $.15 per share.                                         -        150,080

December 12, 2000; common
stock split 1.5 for 1.                                     -              -

Net loss for the year ended
December 31, 2000                                      (75,905)       (75,905)

March 20, 2001; 750,000 shares of common
stock were issued at $.70 per share
(the current market value)
in connection                                                -        525,000
with the Company's recent
merger with 5G Partners.

March 20, 2001; 50,000 shares issued for consulting
compensation at
$.70 per share.                                             -         35,000

April 1, 2001; 350,000 shares issued for consulting
contract at $.25
per share.                                                     -         87,500

April 1, 2001; 250,000 shares issued for consulting
compensation at
$.25 per share.                                                -         62,500

April 2, 2001; 200,000 shares issued at $.25 per share,
for cash .                                                     -         50,000

May 1, 2001; 300,000 shares issued for consulting compensation,
valued at $.10 per share                                       -         30,000

May 4, 2001; 1,070,000 shares issued for officer/consulting
compensation, valued at $.17 per share                         -        107,000

June 1, 2001; 75,000 shares issued for consulting contract,
valued at $.10 per share.                                     -          7,500

June 12, 2001; 675,000 shares issued in connection with a
consulting contract,
valued at $.10 per share.                                      -         67,500

June 15, 2001; 580,000 shares issued in connection with a
consulting agreement, valued at $.10 per share; & 200,000
shares issued for marketing compensation, also valued at
$.10 per share.                                                -         78,000

June 26, 2001; 106,667 shares issued in connection with
a marketing agreement,
valued at $.10 per share.                                      -         10,667

Net Loss for the Six Months
Ended June 30, 2001                                     (940,386)      (940,386)

Balances at the Six
Months Ended June 30, 2001                           $(1,022,226)   $   240,521



                5G WIRELESS COMMUNICATIONS, INC.
                    (Formerly Tesmark, Inc.)
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                     6 Months        6 Months
                                                        Ended           Ended
                                                   June 30, 2001   June 30, 2000
 Cash Flows used in Operating Activities:
Net Loss                                              $(894,362)   $  (1,188)
Expenses Not Requiring an Outlay of Cash:
Common stock issued in write-off
of goodwill-acquisition
of technology from 5G Partners                          420,000            -
Common stock issued for consulting
marketing compensation                                  323,802            -
Provision for depreciation
& amortization                                            7,488          136
Changes to Operating Assets a
nd Liabilities:
Increase in deposits                                       (300)
Increase in accrued
management/consulting fees                               58,000            -
(Increase)decrease in accounts
payable & accrued interest                               24,502         (164)
Net Cash used in Operating Activities                   (60,871)      (1,216)
Cash Flows used in Investing Activities:
Organizational costs incurred                                 -       (1,355)
Capital expenditure - computers                          (1,851)           -
Net Cash used in Investing Activities                    (1,851)      (1,355)
Cash Flows from Financing Activities:
Common stock issued
for cash                                                 50,000      150,080
Increase in accounts
receivable                                              (33,135)
Notes receivable                                              -      (40,000)
Increase in advances
from officers/directors                                   6,718            -
Increase in advances
from stockholders                                        39,106          100
Advances for acquisitions                                     -            -
Net Cash from Financing Activities                       62,689      110,180
Net Increase (Decrease) in Cash
                                                            (33)     107,609
Cash at Beginning of Period                                 276            -
Cash at End of Period                                 $     243    $       -

Supplemental Non-Cash Activities:
Common stock issued for
pre-paid marketing/consulting
contracts                                              161,862            -
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


G.  ACQUISITION AGREEMENT WITH PETESON INVESTMENT,
      Pte. Ltd.

On March 9, 2001, the Company entered into an acquisition with Peteson Investment, Pte Ltd., a privately held company providing wireless data solutions in Singapore, wherein, the Company agreed to assume control of Peteson Investment after verifying, through an independent attorney in Singapore, the corporate structure and names of all of the shareholders. Tentative terms of the acquisition provide for the issuance of 12,000,000 restricted shares of the Companys common stock for all of the outstanding shares of Peteson Investment, Pte Ltd.

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

     On December 1, 2000 the Company entered into an Acquisition Agreement to acquire 5 G Wireless Communications, Inc., for cash and securities. At a Special Meeting of Shareholders held January 19, 2001, the shareholders approved the acquisition for $74,000 cash and 150,000 shares of stock. The acquisition was amended to $74,000 cash and 750,000 shares of common stock.

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

     The Company had a net operating loss of $976,202 since inception through June 30, 2001.

Liquidity and Capital Resources

     As of June 30, 2001 the Company had current assets of $195,543. The current are comprised of $243 in cash, $33,135 in accounts receivable, $161,865 in prepaid expenses and a $300 deposit. As of June 30, 2001 the Company had $129,261 in current liabilities. The Company sold 200,000 shares of common stock at $.25 per share which funded on April 2, 2001 for a total of $50,000.
                                       13
Results of Operations

     For the six months ended June 30, 2001 the Company had no revenues compared to $164 in interest income for the six months ended June 30, 2000. There was a $248,776 increase in consulting and marketing expense as of June 30, 2001 compared to the same period of 2000. This is attributed to the companys efforts of implementing its business plan. Depreciation and amortization also increased by $7,353 for the same period of 2001. General and administrative costs were up $17,332, as well as an increase in Professional fees in the amount of $20,549 for the first 6 months of 2001 compared to the same period of 2000. This can also be attributed to the implementation of the Companys business plan. There was the write off of $420,000 in Goodwill associated with the acquisition of 5 G partners. For the 6 months ended June 30, 2001 there was $179,000 in officer compensation and management fees compared to $0 for the first 6 months of 2000. For the 6 months ended June 30, 2001 there was a net loss of $(894,362) compared to a net loss of $(1,188) for the same period last year.

     For the three months ended June 30, 2001 there were no revenues compared to interest income of $164 for the same period last year. For the three months ended June 30, 2001 compared to June 30, 2000 consulting and marketing expenses were up $204,962, general and administrative expenses were up $17,036, and professional fees increased $20,549. For the three months ended June 30, 2001 the company had a net loss of $(430,252) compared to a net loss of $(1,121) for the same period last year. This is all due to the company implementing their business plan. Officer and executive compensation increased $179,000, for the three months ended June 30, 2001 compared to the same period of 2000.

Sale of Common Stock

     On April 2, 2001 the company sold 200,000 shares at $.25 per share to one individual for $50,000 cash. The shares were issued under Section 4(2) and 4(6) of the 1933 Securities Act and bear a restrictive legend.

     As of June 30, 2001 the company had 17,357,157 shares of common stock outstanding.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

     On April 1, 2001 the company issued 350,000 shares of common stock at $.25 per share to Cameron Robb per a consulting contract valued at $87,500.
                                       14
     On April 1, 2001 the company issued 250,000 shares of common stock valued at $.25 to Allen Schwabe for consulting valued at $62,500.

     On April 2, 2001 the company issued 200,000 shares of common stock valued at $.25 to John Friessen for cash valued at $50,000.

     On May 1, 2001 the company issued 300,000 shares of common stock valued at $.10 to Moh Tai Song for consulting valued at $30,000.

     On May 4, 2001 the company issued 1,070,000 shares of common stock valued at $.10 for consulting fee for a total of $181,900. 350,000 common shares were issued to Cameron Robb and 720,000 common shares were issued to Michael Tan.

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

     As of June 2001 the company had 17,357,157 shares issued and outstanding.




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


                                            5 G WIRELESS COMMUNICATIONS , INC.


Dated: August 20 2001

                                                      By:/S/ Michael Tan
                                                           Michael Tan
                                                           President





















                                                                  S-1