Form 10QSB
period 2001-09-30
5 G WIRELESS COMMUNICATIONS INC
filed 2001-12-07
CIK 1100748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2001
                                              ------------------
                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                        Commission File number: 000-28581

                        5G WIRELESS COMMUNICATIONS, INC.
   ---------------------------------------------------------------------------
   (Exact name of small business issuer as registrant as specified in charter)

           Nevada                                             82-0351882064
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                2921 N. Tenaya Way, Suite 216,Las Vegas, NV 89128
                -------------------------------------------------
                     (Address of principal executive office)


         Registrant's telephone no., including area code: (702) 647-4877

                                       N/A
                     --------------------------------------
                    (Former name, changed since last report)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                               Outstanding as of  September 30, 2001
--------------------                      -------------------------------------
Common Stock, $0.001                                 22,128,283

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

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

     The unaudited balance sheet of the Company as of September 30, 2001, and the balance sheet of the Company as of December 31, 2000 derived from the Company's financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and 2000 and the statements of stockholders equity for the period from September 10, 1979 through June 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

              5G WIRELESS COMMUNICATIONS, INC.
                  (Formerly Tesmark, Inc.)

                       BALANCE SHEETS

                                                               September 30,
                           ASSETS                                  2001
                                                              ---------------
                                                                (UNAUDITED)
 Current Assets:
      Cash                                                           $ 1,963
      Deposit                                                            300
      Accounts receivable                                             71,476
      Prepaid marketing/consulting                                   124,751
      Marketing/consulting amortization                              (58,635)
      Advances for acquisitions                                      109,000
                                                              ---------------
                         Total Current Assets                        248,855

 Fixed Assets:
       Computer Equipment                                              1,757
       Accumulated Depreciation                                         (124)
                                                              ---------------
                           Total Fixed Assets                          1,633

 Other Assets:
      Convertible notes receivable and
        accrued interest                                              57,829
      Allowance for doubtful accounts                                (57,829)
      Goodwill - 5G Acquisition Costs                                105,000
      Amortization of 5G Acquisition/Goodwill
         Costs                                                       (11,187)
                                                              ---------------
                           Total Other Assets                         93,813

                                                              ---------------
                                 TOTAL ASSETS                      $ 344,301
                                                              ===============

             LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable                                              $ 31,834
      Accrued management/consulting fees                             124,000
      Advances from officers/directors                                 6,718
      Advances from shareholders                                      40,041
                                                              ---------------
                       Total Current Liabilities                     202,593

 Stockholders' Equity:
      Preferred Stock $.001 par value;
        authorized 10,000,000 shares;
        no shares outstanding at
        September 30, 2001.                                                -

      Common Stock, $.001 par value; authorized
        150,000,000 shares; with 22,128,284
        issued and outstanding at September 30,
        2001. (Restated for a 3 for 1 split
        on April 22, 2000)                                            22,128

                              Paid-In Capital                      1,549,019
                          Accumulated Deficit                     (1,429,439)
                                                              ---------------
                   Total Stockholders' Equity                        141,708

                                                              ---------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 344,301
                                                              ===============



               See Accompanying Notes to the Financial Statements.

                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                9 Months Ended    9 Months Ended    3 Months Ended    3 Months Ended
                                                September 30,     September 30,     September 30,     September 30,
                                                    2001              2000              2001              2000
                                              ------------------ ----------------- -----------------------------------

 Interest Income:                                           $ -           $ 1,418               $ -           $ 1,254
                                              ------------------ ----------------- ----------------- -----------------
                                Total Income                $ -           $ 1,418               $ -           $ 1,254

 Expenses:
      Amortization & depreciation expenses               11,405                 -             3,917                 -
      Consulting & marketing expenses                   395,032             2,000           260,256             2,000
      General and administrative expenses                60,899             1,243            42,647                26
      Write-off of goodwill for acquisition of
         technology from 5G Partners                    420,000                 -                 -                 -
      Officer compensation & management fees            408,000                 -           130,000                 -
      Professional fees                                  52,263             1,817            31,714               462
                                              ------------------ ----------------- ----------------- -----------------
                               Total Expenses         1,347,599             5,060           468,534             2,488

                                              ------------------ ----------------- ----------------- -----------------
                                     Net Loss      $ (1,347,599)         $ (3,642)       $ (468,534)         $ (1,234)
                                              ================== ================= ================= =================

(Restated for a 3 for 1 split on April 22, 2000.)
                      Weighted Average Shares
                     Common Stock Outstanding        15,017,424         7,750,300        15,718,284         8,000,300
                                              ================== ================= ================= =================

                    Net Loss Per Common Share
                   (basic and fully dilutive)          $ (0.090)         $ (0.000)         $ (0.030)         $ (0.000)
                                              ================== ================= ================= =================


      See Accompanying Notes to the Financial Statements.

                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (SEPTEMBER 10, 1979) TO SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                                                Common      Common
                                                                Stock        Stock      Paid-in     Accumulated    Total
                                                                Shares       Amount     Capital      Deficit       Equity
 ----------------------------------------------------------- ------------------------ ------------ ------------ ------------

September 10, 1979; the Company was incorporated
     in Idaho, establishing a par value of $1.00 per share;
     1,000 shares were issued                                      1,000     $ 1,000          $ -          $ -      $ 1,000

               Net loss for the year ended December 31, 1979           -           -            -       (1,000)      (1,000)

 September 10, 1995; common stock issued at $1.00
    per share for compensation.                                    1,750       1,750            -            -        1,750

               Net loss for the year ended December 31, 1995           -           -            -       (1,750)      (1,750)

 May 2, 1996; common stock issued at $1.00 per share
    for compensation.                                              1,000       1,000            -            -        1,000

               Net loss for the year ended December 31, 1996           -           -            -       (1,000)      (1,000)

 January 3,1997; common stock issued for
    compensation at $1.00 per share.                               1,250       1,250            -            -        1,250

               Net loss for the year ended December 31, 1997           -           -            -       (1,250)      (1,250)

 November 10, 1998; common stock forward split, 500 for 1,100
    shares issued for     compensation and a change in par
    value from $1.00 to $.001, all in connection with the
    merger and establishment of the Nevada Corporation.        2,495,100      (2,500)       2,600            -          100

               Net loss for the year ended December 31, 1998           -           -            -         (100)        (100)

               Net loss for the year ended December 31, 1999           -           -            -         (835)        (835)

 April 22, 2000, common stock split 3 for 1.                   5,000,200       5,000       (5,000)           -            -

 May 16, 2000; 1,000,000 of common stock
    and warrants sold at $.15 per share.                       1,000,000       1,000      149,080            -      150,080

 December 12, 2000; common stock split 1.5 for 1.              4,250,190       4,250       (4,250)           -            -

               Net loss for the year ended December 31, 2000           -           -            -      (75,905)     (75,905)

 March 20, 2001; 750,000 shares of common stock were
    issued at $.70  per share (the current market value)
    in connection with the Company's recent merger with
    5G Partners.                                                 750,000         750      524,250            -      525,000


 March 20, 2001; 50,000 shares issued for consulting
    compensation at $.70 per share.                               50,000          50       34,950            -       35,000

 April 1,  2001; 350,000 shares issued for consulting
    contract at $.25 per share.                                  350,000         350       87,150            -       87,500

 April 1,  2001; 250,000 shares issued for consulting
    compensation at $.25 per share.                              250,000         250       62,250            -       62,500

 April 2,  2001; 200,000 shares issued at $.25 per share,
    for cash .                                                   200,000         200       49,800            -       50,000

 May 1, 2001; 300,000 shares issued for consulting
    compensation, valued at $.10 per share                       300,000         300       29,700            -       30,000

 May 4, 2001; 1,070,000 shares issued for officer/consulting
    compensation, valued at $.10 per share                     1,070,000       1,070      105,930            -      107,000

 June 12, 2001; 75,000 shares issued for consulting contract,
    valued at  $.10 per share.                                    75,000          75        7,425            -        7,500

 June 12, 2001; 675,000 shares issued in connection with a
    consulting contract, valued at $.10 per share.               675,000         675       66,825            -       67,500

 June 15, 2001; 580,000 shares issued in connection with a
     consulting agreement, valued at $.10 per share; & 200,000
      shares issued for marketing compensation, also valued at
      $.10 per share.                                            780,000         780       77,220            -       78,000

 June 26, 2001; 106,667 shares issued in connection with
    a marketing agreement, valued at $.10 per share.             106,667         107       10,560            -       10,667

 July 18, 2001; 2,704,723 shares were issued for cash,
    ($215,000) less $44,500 in offering costs.                 2,704,723       2,705      167,795            -      170,500

 August 14, 2001; 816,404 shares issued for cash ($65,000),
    less $5,200 in offering costs.                               816,404         816       58,984            -       59,800

 September 30, 2001, 1,250,000 shares issued at par value for
    compensation.                                              1,250,000       1,250      123,750            -      125,000

       Net Loss for the Nine Months Ended September 30, 2001           -           -            -   (1,347,599)  (1,347,599)

                                                             ------------ ----------- ------------ ------------ ------------
                              Balances at September 30, 2001  22,128,284    $ 22,128   $1,549,019  $(1,429,439)   $ 141,708
                                                             ============ =========== ============ ============ ============


               See Accompanying Notes to the Financial Statements.

                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  9 Months Ended      9 Months Ended
                                                                   September 30,      September 30,
                                                                        2001               2000
                                                                  -----------------  ----------------
 Cash Flows used in Operating Activities:
                                              Net Loss                $ (1,347,598)         $ (3,642)

 Expenses Not Requiring an Outlay of Cash:
      Common stock issued in write-off of goodwill-
         acquisition of technology from 5G Partners                        420,000                 -

      Common stock issued for consulting/marketing
         compensation                                                      410,925                 -

 Changes to Operating Assets and Liabilities:
      Increase in deposits                                                    (300)                -
      Increase in accrued management/consulting fees                       124,000                 -
     (Increase)decrease in accounts payable                                 31,834                 -
                                                                  -----------------  ----------------
                                                                  -----------------  ----------------
                  Net Cash used in Operating Activities                   (361,139)           (3,642)

 Cash Flows used in Investing Activities:
      Organizational costs incurred                                              -                 -
      Capital expenditure - computers                                       (1,757)                -
                                                                                                   -
                                                                  -----------------  ----------------
                  Net Cash used in Investing Activities                     (1,757)                -

 Cash Flows from Financing Activities:
      Common stock issued for cash                                         280,300           150,081
      Increase in accounts receivable                                      (71,476)                -
      Notes receivable and accrued interest                                      -           (56,418)
      Increase in advances from officers/directors                           6,718                 -
      Increase in advances from stockholders                                40,041               100
      Advances for acquisitions                                            109,000                 -
                                                                  -----------------  ----------------
                     Net Cash from Financing Activities                    364,583            93,763

                        Net Increase (Decrease) in Cash                      1,687            90,121

                            Cash at Beginning of Period                        276                 -

                                                                  -----------------  ----------------
                                  Cash at End of Period                    $ 1,963          $ 90,121
                                                                  =================  ================


 Supplemental Non-Cash Activities:
 Common stock issued for pre-paid marketing/consulting contracts           161,865                 -
                                                                  =================  ================


        See Accompanying Notes to the Financial Statements.

                        5G WIRELESS COMMUNICATIONS, INC.
                            (Formerly Tesmark, Inc.)

                          Notes to Financial Statements
                               SEPTEMBER 30, 2001

A.   Organization and Accounting Policies

      5 G Wireless Communications, Inc. ("the Company") (formerly Tesmark, Inc.) was incorporated September 10, 1979, as an Idaho corporation. The Company has viewed various business opportunities since its formation; however, it has never operated a business. The Company merged with Tesmark, Inc., a Nevada corporation, on October 23, 1998; the net effect was to transfer the domicile of the corporation from Idaho to Nevada. In connection with that merger, the stock was forward split 500 for 1 resulting in an increase of total outstanding shares to 2,500,100. The Company amended its articles of incorporation increasing its authorized common shares to 50,000,000 and preferred stock to 10,000,000. The Company incurred $1,355 in reorganizational costs in 2000, which was expensed in accordance with Statement of Position (SOP) 98-5. The statement requires that organizational expenses be expensed at the time they are incurred rather than amortized over a period of years.

B.   Common Stock

      From September 1995 through January 1997, the Company issued 4,000 shares of common stock, valued at $1.00 per share (par value), as compensation to its officers, directors, shareholders and consultants in lieu of cash. On November 10, 1998, the Company elected to change par value from $1.00 to $.001 and then issued another 100 shares at $.001 per share (par value). On March 20, 2001, the Company issued 50,000 shares of common stock, valued at $.70 per share (fair market value). The shares were issued to one of Company's officers as compensation for consulting. During the second quarter of 2001, shares issued for consulting and marketing compensation were as follows: 1,420,000 shares at $.17 per share, 250,000 at $.25 per share and 500,000 at $.10 per share. Also during the 2nd quarter, a total of 1,436,667 shares were issued in connection with various consulting and marketing contracts; all were issued at $.10 per share. During the 3rd quarter 3,557,127 shares were issued for cash for a total value of $280,000 less $49,700 in offering costs ($230,230). Also, 1,250,000 shares were issued for consulting compensation.

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

      Consideration for the purchase was to be cash and one million shares of the Company's common stock. In addition, the Company was to pay CGW up to 1,500,000 shares on an earnout agreement for value added products and outside contracts based on one share per $10.00 of income generated. Although final closing documents were expected to be signed before the end of the year 2000, the decision was made to rescind the acquisition and consequently, final documents were never signed.

F.   Acquisition Agreement with 5 G Partners

      On December 1, 2000, the Company entered into an acquisition agreement with 5G Partners (a private Canadian partnership) comprised of content, ideas and proprietary known business in relation to wireless technology systems. It is the Company's intention to create and service the Asian marketplace with a superior wireless technology system by creating a 5.3 Ghz 5.9 Ghz high-speed Internet access and data transport system, (as apposed to the currently used 2.4 Ghz). In order to successfully achieve this undertaking and stay abreast of the ever-changing world of wireless technology, the Company continues to pursue innovative ideas, partners and acquisitions in addition to the current acquisition with 5G Partners.

      As stated in the contract, the Company agreed to pay $74,000 US dollars and 150,000 shares of common stock in exchange for 5G Partner's technology. Of the $74,000, $60,000 was advanced and deposited into a Canadian trust account until further instruction. The remaining $14,000 was advanced in November and December of 2000 for consulting costs related to the acquisition. In connection with the merger, the Company has changed its name from "Tesmark, Inc." to "5G Wireless Communications, Inc.".

      On March 6, 2001, the Company issued a press release reporting a "Memorandum of Understanding" had been reached. In order to complete the acquisition, the original agreement was amended, changing the total number of shares issued from 150,000 shares to 750,000 shares. Just prior to March 31, 2001, the acquisition with 5G Partners closed with the issuance of 750,000 restricted shares of common stock. The shares, valued at $.70 per share (fair market value), were issued to the Company's three officers (Curtis Mearns, Richard Lajeunesse, and Don Boudewyn each received 250,000 shares), as specified in the newly amended agreement.

      The Company has recorded $179,000 as goodwill in connection with the issuance of the stock and cash, and has written off $420,000 as an adjustment to the value of goodwill in the quarter ended March 31, 2001. The write-off reduces the value of the transaction to the estimated fair market value of the technology transferred to the Company in the transaction. The Company will amortize the goodwill over 12 years and periodically assess the marketability and value of the technology to determine if an impairment in its value has occurred, relative to the Company's utilization of the technology and its viability in the marketplace.


G.   ACQUISITION AGREEMENT WITH PETESON INVESTMENT, Pte. Ltd.

      On March 9, 2001, the Company entered into an acquisition with Peteson Investment, Pte Ltd., a privately held company providing wireless data solutions in Singapore, wherein, the Company agreed to assume control of Peteson Investment after verifying, through an independent attorney in Singapore, the corporate structure and names of all of the shareholders. Tentative terms of the acquisition provide for the issuance of 12,000,000 restricted shares of the Company's common stock for 75% of the outstanding shares of Peteson Investment, Pte Ltd.

      The Company issued an 8 K announcing May 5, 2001 as the intended closing date of the Peteson Investment acquisition, however, as of August 15, 2001, Peteson had failed to meet all of the necessary conditions, which, as a result, caused a delay in completion. Currently, the 12,000,000 shares the Company agreed to issue at closing are being held in a trust account and will be issued as soon as Peteson satisfactorily completes all agreed upon obligations. While Peteson Investment, Pte, Inc. has yet to complete the terms of the contract, the Company is confident that the closing of this acquisition will take place at some point during the 4th quarter of 2001.

H.   PROPOSED ACQUISITION OF DATAONE COPORATION Pte Ltd.

      On March 15, 2001, the Company entered into a "Memorandum of Understanding" with DataOne Corporation Pte Ltd. (D1Corp), a subsidiary of Keppel Telecommunications and Transportation Ltd. The Memorandum outlines the formation of a new business venture with D1Corp for high- speed connectivity and value added services over wireless local area network and wide area network systems. The Memorandum describes the assets of DICorp, to be transferred to the venture in return for a combination of cash and stock at a mutually agreed upon price. Definitive terms have not yet been finalized.

I.   ACQUISITION AGREEMENT WITH SKYHUB ASIA

      The Company entered into an acquisition with Skyhub Asia, as well as a letter of agreement in May of 2001. However, as of December 17, 2001, Skyhub had not completed their terms, causing the Company to deem necessary a renegotiation of terms, as well as an extended closing date.

J.   ACQUISITION AGREEMENT WITH E-NETEGRATIONS, INC.

      On April 24, 2001, the Company announced a letter of intent to acquire 100% of the capital stock of e-netegrations, Inc., a privately held Idaho corporation providing high-speed Internet service to hotels in New Mexico, Washington and Idaho, with plans to service an additional 50 hotels throughout the West within the next year. In exchange for e-netegrations capital stock, 5G will provide financing for the completion of all existing contracts in the United States and for the Hotel Industry. Terms are still being negotiated.

K.   HIGH SPEED WIRELESS SERVICE AGREEMENTS

      The Company entered into agreements with both Suntec City, Singapore and Singapore Marriott Hotel to install high-speed wireless data networks. As of December 7, 2001, terms for both agreements were still in the negotiation stages.

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

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenue sufficient to cover its operating expenses and allow it to continue as a going concern. Management believes that the Company will soon establish sufficient revenue to cover its operating costs. The Company has borrowed from shareholders. The Corporate name was changed to 5 G Wireless Communications, Inc., on January 24, 2001. On March 30, 2001 the Company sold 200,000 shares of common stock for $50,000. The funds were deposited to the Company's account on April 2, 2001. On August 15, 2001 the company completed the sale of 3,521,127 shares of common stock at $.08 per share for a total of $280,000. After offering costs the company netted $230,300 from this sale of common stock.

     The Company had a net operating loss of $ 1,429,439 since inception through September 30, 2001.

Liquidity and Capital Resources

     As of September 30, 2001 the Company had current assets of $248,855. The current are comprised of $1,963 in cash, $71,476 in accounts receivable, $175,116 in prepaid expenses and a $300 deposit. As of September 30, 2001 the Company had $129,261 in current liabilities. The Company completed the sale of 3,521,127 shares of common stock at $.08 per share which funded in total on August 15, 2001 for a total net proceeds to the company in the amount of $230,300.

Results of Operations

     For the nine months ended September 30, 2001 the Company had no revenues compared to $1,418 in interest income for the nine months ended September 30, 2000. There was a $393,032 increase in consulting and marketing expense for the nine months ending September 30,2001 compared to the same period of 2000. This is attributed to the company's efforts of implementing its business plan. Depreciation and amortization also increased by $11,405 for the same period of 2001. General and administrative costs were up $59,655, as well as an increase in professional fees in the amount of $50,419 for the first 9 months of 2001 compared to the same period of 2000. This can also be attributed to the implementation of the Company's business plan. There was the write off of $420,000 in Goodwill associated with the acquisition of 5 G partners. For the nine months ended September 30, 2001 there was $408,000 in officer compensation and management fees compared to $0 for the first nine months of 2000. For the nine months ended September 30, 2001 there was a net loss of $(1,347,598) compared to a net loss of $(3,642) for the same period last year.

     For the three months ended September 30, 2001 there were no revenues compared to interest income of $1,254 for the same period last year. For the three months ended September 30, 2001 compared to September 30, 2000 consulting and marketing expenses were up $258,256, general and administrative expenses were up $42,621, and professional fees increased $31,252. This was all due to the company implementing their business plan. For the three months ending September 30, 2001 the company had a net loss of ($ 468,534) compared to a net loss of ($ 1,234) for the same period the year before. Officer and executive compensation increased $130,000 for the three months ended September 2001 compared to the same period the year before.

Sale of Common Stock

     On August 15, 2001 the company completed the sale of 3,521,127 shares of common stock at $.08 per share to four individuals for $280,000 cash. After offering costs the company netted $230,300 from this offering. The shares were issued under Section 4(2) and 4(6) of the 1933 Securities Act and bear a restrictive legend.

     On September 6, 2001 the company issued 1,250,000 shares of common stock at $.10 per share to one individual for services rendered. The shares were issued in accordance with Section S-8 of the 1933 Securities Act.

     As of September 30, 2001 the company had 22,128,283 shares of common stock outstanding.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES


     On August 15, 2001 the company completed the sale of 3,521,127 shares of common stock at $.08 per share to four individuals for $280,000 cash. After offering costs the company netted $230,300 from this offering. The shares were issued under Section 4(2) and 4(6) of the 1933 Securities Act and bear a restrictive legend.

     On September 6, 2001 the company issued 1,250,000 shares of common stock at $.10 per share to one individual for services rendered. The shares were issued in accordance with Section S-8 of the 1933 Securities Act.

     As of September 30, 2001 the company had 22,128,283 shares of common stock outstanding.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON 8-K


     a.  Report on 8K
              Filed by reference on August 15, 2001

              Form 10KQ SBA filed by reference on August 22, 2001

              Form S-8 filed by reference on October 4, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.


                                            5 G WIRELESS COMMUNICATIONS , INC.


Dated: December 7, 2001                     By: /s/ Michael Tan
                                                ---------------------------
                                                President