Form 10KSB
period 2001-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2002-04-18
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                         COMMISSION FILE NUMBER: 0-28581

                          5G WIRELESS COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)

                 Nevada                                      82-0351882
(State or jurisdiction of incorporation                     (I.R.S. Employer
              or organization)                             Identification No.)

     2921 North Tenaya Way, Suite 234, Las Vegas, Nevada         89128
          (Address of principal executive offices)             (Zip Code)

                Registrant's telephone number:  (702) 647-4877

          Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common
                             Stock, $0.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X     No         .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant's revenues for the fiscal year ended December 31, 2001 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 11, 2002: $3,995,857. As of April 11, 2002, the Registrant had 124,981,692 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                  TABLE OF CONTENTS

PART I.
                                                                        PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                      3

     ITEM 2.  DESCRIPTION OF PROPERTY                                     16

     ITEM 3.  LEGAL PROCEEDINGS                                           16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         16

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                             16

     ITEM 6.  PLAN OF OPERATION                                           19

     ITEM 7.  FINANCIAL STATEMENTS                                        26

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                      26

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                   26

     ITEM 10. EXECUTIVE COMPENSATION                                      28

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                       30

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             32

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                           35

SIGNATURES                                                                36

                                       PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     5G Wireless Communications, Inc. ("Registrant") was incorporated under the laws of the State of Nevada on October 23, 1998 as Tesmark, Inc. In May 2000, the articles of incorporation of the Registrant were amended to increase the number of authorized shares of common stock to 50,000,000, and the number of preferred shares to 10,000,000. In January 2001 the name of the Registrant was changed to "5G Wireless Communications, Inc." with the filing of a certificate of amendment of articles of incorporation. The Registrant's common stock is trading on the Over the Counter Bulletin Board under the symbol "FGWC".

Business of the Registrant.

     The Registrant has developed a new proprietary solution which the company acquired with Wireless Think Tank for last mile connectivity known as "WWAN" (Patent Pending). "Wireless Wide Area Networks" that provides a cost effective method of distribution both in the 2.4 and 5.3/5.8 GHz range. The Registrant has developed a WARP Server that is the worlds first all in one rack size wireless broadband router and VoIP (Voice Over Internet Protocol) technologies. The Registrant plans to deploy this patent pending technology for it's own installation as well as through the roll-up of specific ISP and target markets. The Registrant has assembled an executive team with a wide range of both technical and managerial experience to ensure the success of its goal.

(a)  Market Overview.

     Wireless technology differ from wired technology in that it does not rely on twisted pair wires, coaxial cables, or optical fibers as a medium for transporting signals. Instead, they transmit radio-frequency ("RF") signals-a form of electromagnetic energy-through the atmosphere to equipment that is tuned to receive those signals. As discussed below, transmission through the atmosphere has significant advantages, but presents challenges as well.

     RF signals are distinguished by their frequency, which is the rate at which their electromagnetic energy cycles. Frequency is specified in units of hertz ("Hz"), which is the number of cycles completed in 1 second. A measure that is related to a signal's frequency is its wavelength, which is the distance the signal travels when completing 1 cycle. A channel (or band) comprises a specific range of frequencies. The extent of this range is the channel's bandwidth, which is specified in units of hertz.

     LMDS systems operate at frequencies between 28 GHz and 31 GHz, whereas MMDS systems operate at frequencies between 2.5 GHz and 2.7 GHz. The distinguishing characteristics of LMDS and MMDS systems are determined more by the inherent properties of the RF signals within these bands than by the details of the technologies that these systems use.

     Broadband wireless transmission offers several advantages over wired transmission. Today, it is cost prohibitive for laying optical fiber, cable and copper wires to service many residential and commercial areas. Only fixed wireless technologies can provide a more economical solution to reach the next generation of internet subscribers. The Registrant bypasses the bottlenecks by using its proprietary state-of-the-art wireless network. The Registrant's network is designed to deliver advanced digital voice, data and video services utilizing proprietary patent pending technologies. RF signals that are transmitted through the air are largely unconstrained. This property makes wireless technologies ideal for providing service to widely dispersed geographic areas, and to areas that lack the user density that would justify the expense of laying new optical fiber, coaxial cable, or copper wires. The Registrant uses both the licensed and unlicensed spectrums, so even after we factor in the costs of licenses for the use of RF spectrum, fixed wireless technologies can provide a more economical solution for reaching the 97% of businesses that are not serviced by fiber and need a wireless solution. Because it is cost prohibitive to lay optical fiber-1 mile of fiber costs between $200,000 and $300,000 only 3% of all commercial buildings in the United States have fiber-optic connections. Due to the fact that wireless solutions have a lower ratio of fixed to variable costs, they incur lower startup costs, and lower costs per subscriber. Laying fiber, cable, and copper wires is not only expensive, but also time consuming. These forms of access require a direct, physical connection be established to each subscriber.

     On the other hand, radio transceivers, which transmit and receive RF signals, can often be deployed much more rapidly. Once installed, these transceivers can provide service instantly and simultaneously to customers across large geographic areas. Installation of equipment at a subscriber's location is an easy as installing a DSL or Cable modem. The Registrant's infrastructure can be deployed on an incremental, "only when needed" basis, wireless systems offer more managed and scaleable growth. Wireless-service providers can maximize cash flow and return on investment by targeting the most profitable areas first. Unlike fiber and cable connections to buildings, the wireless customer premises equipment ("CPE"), can be removed and re-deployed in other locations and not to be left behind when a customer leaves.

     Market demand for high-speed internet access continues to grow at a rapid rate. This demand for faster, broadband transmission speeds has largely remained unsatisfied because a growing portion of the market has found itself "priced out" of the "broadband revolution". Especially critical in this regard has been the ability to deliver broadband content over the "last mile" (the connection between the Internet backbone and the end-user), which is the central data bottleneck in telecommunications networks today. There remains an unprecedented opportunity for those who can offer fast, economical last mile solutions.

(b)  Products & Services.

     The Registrant has spent several years in developing its "WI-FI" product for the last mile solution and is now poised to take advantage of this "next generation" opportunity with its proprietary wireless broadband infrastructure equipment. The niche market roll out strategy is to enable our end users' access to true high-speed broadband connectivity utilizing the "WI-FI" or 802.11b solution.

     Wi-Fi is short for "wireless fidelity" and is another name for IEEE 802.11b. It is a trade term promulgated by the Wireless Ethernet Compatibility Alliance ("WECA"). "Wi-Fi" is used in place of 802.11b in the same way that "Ethernet" is used in place of IEEE 802.3. Products certified as Wi-Fi by WECA are interoperable with each other even if they are from different manufacturers. A user with a Wi-Fi product can use any brand of access point with any brand of client hardware that is built to the Wi-Fi standard.

     Utilizing WI-FI and realizing the need for an economical approach to wireless deployment, the Registrant has secured, through the acquisition of Wireless Think Tank, the proprietary technology necessary to achieve this goal. When compared to other wireless companies, the Registrant's solution utilizing its proprietary technology provides for very reasonable customer acquisition costs. The results are in the numbers. Our competition continues to deploy networking gear that can never meet the economics of success. Reason being the technology being used known as "FHSS" Frequency Hopping, Spread Spectrum, is only able to provide a total of 10 clients per radio with a maximum of 17 co-located radios per facility, or 170 clients per co-location.

     Comparing this to the Registrant, Direct Sequence Spread Spectrum ("DSS") technology, which utilizes 3 co-located radios each capable of supporting 250 clients for a total of 750 clients per facility, indicates that customer acquisition cost for networking equipment is not only reasonable, but achievable very quickly. The Registrant DSS current solution cost per facility to provide service to 750 clients at about 1/10th the cost. Plans to expand the current configuration to reach a level of 1,024 clients per radio have already been successfully completed and will allow for 3,072 clients per co-location bringing down costs to extremely attractive levels.

     The Registrant's networks are designed for rapid and easy deployment, and are constructed from a number of cell sites deployed in a conventional cellular pattern. The network can be deployed according to subscriber locations and marketing strategy, from a number of small island sites to complete coverage of a chosen geographical area. Initial deployment can be limited to a few cell sites and the network incrementally rolled out as subscriber numbers grow.

     Over eight years of development and five years of system deployment, the management team of the Registrant has commercialized the Wireless Wide Area Networks ("WWAN") solution to provide rapid wireless broadband deployment at a fraction of the cost of DSL or Cable Modem.

     WWAN was developed in response for the need to replace wired broadband in a cost effective manner that provides a simple and efficient broadband mobile solution platform for data, video and voice. The Registrant's WARP Server Micro POP, can act as a repeater for tower-to-tower connection or tower to Micro POP connection. Each IP address can be used as another Micro POP with another 253 IP addresses or combination of Customer Presence Equipment ("CPE") and Micro POPs allowing the support thousands of simultaneous users.

     Having a clear line-of-sight for the radio signal to travel between antennas to the end remains one of the major challenges in the wireless market today.

     The Registrant's technology, which is currently deployed in New York State, overcomes this line-of-sight obstacle by finding the closest connection and relays the signal from location to location, remembering the most efficient path. This reduces the traffic load on the network and allows every device on the network to develop an intelligence of all the possible paths a packet may follow allowing us to target significantly more potential customers compared to other fixed wireless networks.

     The Registrant will utilize its wireless platform to extend services to locations beyond those currently serviced by the cable and DSL providers. The platform will reduce overall cost by as much as 40% over other wireless providers and allow us to be profitable in areas that will not be serviced by others because of the capital requirements. The immediate focus will be to expand the current network in New York State by adding 3 neighboring states by the end of the second quarter of 2002.

     The Registrant's rollout will balance the needs of an initial base location and our evolving network footprint. The network footprint is the single greatest asset of the company. The Registrant's network engineers can accurately predict capabilities, extensive network modeling and business intelligence analysis into one integrated environment, providing unrivalled opportunities to optimize the value of our network coverage. This means the Registrant will have substantial cost advantage compared to our closest competitor.

(c)  Market.

     It is estimated that currently there are two hundred million Internet users and that by the year 2005 that number will increase to one billion, with the majority of users residing in North America. It is further estimated that forty-nine million of those Internet users by 2003 will have a high-speed connection. Just as intriguing are the one billion mobile handheld web enabled devices to be in use by the year 2003. In addition, growth in broadband connectivity and the emergence of personal devices and consumer electronics with embedded networking capability are defining consumers' needs throughout all points in and out of the home.

     The domestic market for high-speed broadband services and products is $26.1 billion and will expand to $59.7 billion by the end of 2002 and according to the Yankee Group, there will be more than 1 billion Web-enabled mobile devices by 2003, generating as much as 63% of the transactions on the Web. The Registrant is positioned to participate in this growth and is targeting to capture a modest 1% share of this market. Jupiter Communications and Forester Research, two leading research groups, independently predict that more than 30 million users will be using broadband Internet connection to the Internet by 2004. The Registrant's speed to market will provide it with a significant level of early move advantages on achieving and exceeding its goals.

     According to a study by International Data Corp. ("IDC"), by the end of 2001, 10 million access lines were displaced by wireless, primarily by consumers choosing a wireless service over installing an additional access line at home. IDC predicts that displacement of wired line services are expected to accelerate even greater in 2002, resulting in an additional 10 million access lines replaced by wireless by 2005. Forrester predicts that 5.5 million consumers will give up their second land-line and 2.3 million will drop their primary line, for a wireless product within the next five years.

(d)  Market Targets.

     (1)  Residential Market

     Everyone today can think of content-rich, bandwidth-hungry applications that are driving the demand for high-speed network access. For many business tenants and building owners, there has been no satisfactory solution to fill the gap between expensive dedicated T1 lines and slow dialup connections.

     The Yankee Group predicts that between 2001 and 2005, the number of U.S. households online will increase from 62.9 million to 80 million, or an 11% increase while households online with broadband access will increase from 10.7 million to 31.1 million or a 64% increase.

     In the United States, there are 8,154 communities with a population of fewer than 20,000. The total population of these communities exceeds 64,000,000. A recent studies by the US Department of Commerce indicates that current broadband Internet access in this population group is less than 5%.

     Currently, the most widely used platform for high-speed connectivity is DSL. 72% of those receiving broadband services do so via high-speed copper lines. But this is likely to change. A report from INT Media found, that DSL access presents more problems than solutions for ISPs looking to make a dent in the broadband market segment.

     (2)  Public Access Networks

     The Registrant provides broadband roaming allowing for mobile business professionals to simply and very easily receive high-speed and remote broadband access to their corporate networks. The Registrant's services are ideally suited to servicing public access venues such as airports, hotels, convention centers or any other public access area. The following sections outline each market, the strategy to service these markets, and how the Registrant plans to benefit from these markets.

     There is a rapidly increasing demand for cost effective mobile broadband connectivity. Those providers who offer solutions that can be deployed quickly and efficiently can realize significant early mover advantages. The Registrant is positioned to deliver services to these markets with the Registrant's "Nest Generation" solution.

     Our strategy is very simple. Provide faster, more reliable solutions at costs that more attractive then any other provider on the market today.

     (3)  Hotel Market

     "Room service" is taking on a whole new meaning. It is no longer a pit stop for business travelers to rest and get a good night's sleep. It's now a temporary, "SOHO" type office where corporate travelers spend hours online preparing for road meetings and sending and retrieving e-mails from clients and prospects. Imran Khan, Senior Analyst of the Yankee Group says that, "The hospitality industry, which is comprised of nearly 4 million guest rooms across the US claim, we are seeing more & more business travelers demanding faster and more secure access to the Internet and corporate networks."

     The American Hotel and Motel Association reports that 51,000 properties with 3.9 million rooms are prime candidates for high-speed networks because access to the Internet and other sites on the corporate network is now a requirement for doing business-not merely something in the "nice to have" category. The Registrant understands the need and the desirability to improve guest services and are able to deliver a wide range of unique solutions. The Registrant combines next generation data solutions with our wireless LAN and voice over IP services providing a level of service to the client that is not possible with any other provider.

     The Registrant solution lets users catch up on office e-mail, get the updated stats for tomorrow's sales meeting or book the next flight home, all at Ethernet speed, anywhere in the hotel. Plus, there's no fumbling and hassles with modem dial codes or hotel phone systems. The traveler will be able to send large files, particularly presentations, send and receive emails, surf the web, receive video streaming media or conduct a video conferencing any where within the hotel compound.

     The Registrant will focus on targeting key hotels, such as, Marriott, Hilton, Hyatt, Holiday Inn and Best Western that are catering to the business traveler. These hotels are normally situated in the downtown areas of major cities or are near major airports. These targeted hotels have business clientele as a large percentage of their guests, and have numerous requests for broadband Internet access. The Registrant will target hotels that are financially stable, well established, and have a high room utilization percentage. These hotels are large enough to support a significant amount of rentals, and a large amount of business meetings and events. Marketing to hotels will be on a discretionary basis, and will be handled through a direct marketing campaign to specific individuals.

     (4)  Enterprise Market - MTU Market

     According to market analysts, the demand for broadband wireless access in the United States will mushroom to $16 billion by 2004 (The Strategis Group). The most lucrative and underserved segment of the market are small to medium sized businesses, who are at a competitive disadvantage in today's information critical world unless they have access to broadband data transmission services. While fiber optics is the leading mode of delivering broadband connectivity to offices today, an estimated 99% of commercial buildings worldwide are not served by fiber (Pioneer Consulting).

     According to the Building Office Management Association ("BOMA"), there are 750,000 large multi-tenant commercial buildings worldwide. In the U.S. alone, the Department of Energy lists 91,000 buildings with 6-10 establishments, 28,000 with 11-20 units, and 31,000 with 20 or more. These market realities have led industry insiders to predict overall growth rates of 367% (until 2006) for companies striving to offer broadband solutions to this customer segment (Wireless Networks). The keys to success here are (i) cost per customer to acquire and (ii) speed to market.

     The Registrant's WAN technologies enable simultaneous transmission of high-speed data, full streaming video, real-time video conferencing, and web surfing. Its wireless point-to-multipoint solution for fixed networks enables us to leapfrog existing infrastructure, so the initial investment is significantly lower than that required for "wired" alternatives. This low-cost wireless infrastructure means that a complete network can be installed in days or weeks, instead of the typical months or years and since the Registrant's architecture is highly scalable, the network can grow as new business demands service.

     To service these clients, the Registrant intends to build a proprietary wireless network by establishing Points of Presence
("POP") that provide wireless services to large coverage areas. The initial locations will be key commercial buildings and hotels that are located in the central business district of the city. The Registrant intends to design and engineer a network capable of providing customers with a dedicated Internet connection, described best as high-speed fixed wireless broadband (256Kbps to 10 Gbps) Internet access.

     Bandwidth will be provided in various bundled packages that can be used for Internet access, electronic mail, and IP based voice and video. Services will be provided using specialized wireless equipment, and involves the placement of radio transmitters/receivers on a customer's buildings. Emphasis is placed on minimal impact installations without altering the integrity or aesthetics of building structures. In some locations a structured cabling system will need to be installed so as to provide the client with alternative choices. These cabling systems are then used for provisioning services to both clients and the Registrant's networks throughout a given building.

     Data packets transmitted over our wireless connections are protected by 128-bit encryption coding, providing a secure connection. Network operability will be monitored remotely by network operations center, which operates twenty-four hours per day, seven days per week and our network infrastructure is 99.9% reliable, even under harsh weather conditions.

     Target customers will include organizations and business that are located in areas not able to receive Digital Subscriber Line ("DSL"). These potential customers can only receive a high-speed connection through Trunk Level services, ISDN services, or other digital bandwidth solutions offered through access providers at extremely high prices.

     For building owners, the Registrant intends to work to develop an integrated solution that leverages their existing infrastructure or design and engineer a new system that will provide them and their tenants with a much more flexible solution. By working with the building owner we are able to get quick and easy access to the tenants in the building and allows us to co-market the service. In return the building owner can participate in the monthly revenue stream as an inducement to support the Registrant.

     Marketing to individual businesses will begin anywhere from three to six months in advance of the installation so as to create awareness to the service and the opportunity to try the service at key demo locations. In addition, the Registrant will also employ traditional marketing platforms including radio, print ads, bill-boards, web-based advertising, trade shows, and direct marketing. Direct marketing will incorporate input from the property developer as well as the strata committee of the complex.

     (5)  Educational Market

     The Registrant believes that mobile computing and wireless LAN connectivity can fundamentally change the way students and faculty work, teach, and learn. Mobile computing gives people access to their network resources-printers, file servers, email, and the web-from anywhere on campus.

     A recently conducted survey of computer and networking influence leaders in higher education found that (92%) of the respondents agree "demand for network services from students and faculty has increased compared to the previous academic year." When asked whether their institution provides adequate support for networking needs, the results were mixed. The average response was almost exactly neutral (3.01, on a scale from 1-5). 43% agree that there is adequate support, while 39% believe there is inadequate support. Another question that yielded mixed results was whether or not the respondents' institution provides easy network connectivity wherever it is needed on campus.
38% felt that there was easy connectivity, while 35% felt there was not.

     Using networked computers to support the teaching mission is a clear benefit to the survey respondents. Network connectivity everywhere on campus is now a mission-critical capability:

     Wireless LAN building-to-building links can really help remote classrooms that need network connectivity. Almost every school district uses some portable classrooms. Providing those classrooms with network service can be very costly. Trenching can cost thousands of dollars. Since the buildings themselves are temporary, that expense seldom makes sense.

     Using wireless between buildings, remote classrooms can have access to email, the web, and the school's network as if they were in the main building. Simple setup, easy management, and transparent performance combine to make ongoing use of the system economical and trouble free. Expanding the system is easy; simply add an access point or antenna whenever you have a new structure needing connectivity. If temporary classrooms are no longer needed, simply re-deploy the access point to other locations.

     Instead of purchasing computers for every classroom, some schools use cart-mounted computers, easily movable to the classrooms working with the computer. With wireless LANs, network connectivity to mobile computers is quick, easy, and inexpensive. Wireless LANs are less expensive and more productive than wired LANs on a per-student basis for a number of reasons (1) Cart-mounted computers improve space utilization, with fewer rooms required for computer labs; (2) Fewer network drops to install; and (3) More efficient use of computing resources, since each classroom needing computers can get exactly what they need for the day. More productive during the school day, since students don't have to leave the room to use computers.

     In response to consumer demand, the Registrant has combined and coordinated core technologies into a network solution that allows it to customize its use to meet the specific requirements of the project and those of the client. The Registrant's solutions can be deployed as a "bundle of services" in combination for a total solution or on a stand-alone basis to address specific needs such as achieving connectivity to a remote site, extending LAN coverage area or creating a roaming environment.

     While focusing on the cost effective solution, the Registrant is clear on the need to maintain high security levels to ensure the integrity of the network and for the clients who use it. The company's wireless local area networking solutions are a fast, economic and efficient approach to providing high-speed Internet connectivity that delivers secure, durable, multi-user connectivity. The following describes some of the different network solutions and services available.

(e)  Wireless Local Area Networks

     The Registrant provides a durable, high-speed data transfer system that utilizes superior echo path management and one of the best RF echo tolerance systems in the industry. This system is effective in all environments including high signal noise and in densely obstructed areas and delivers speeds ranging from 1 Mbps to 11 Mbps with future speeds increasing to 54 Mbps. Furthermore, the exceptional performance and immunity to RF interference makes the Registrant LAN well suited and safe for deployment in a wide range of markets and applications.

     The Registrant is capable of servicing clients who require extension or integration of their existing network by providing copper and optical fiber network services allowing the facility to lower costs by getting services from a third party supplier.

(f)  Backbone Connectivity Services

     Connectivity is a key area to address when providing a complete communications solution. The Registrant is able to provide a wide range of connectivity solutions to the customer's premises via high-speed wireless or dedicated wired connection. The method adopted will be dependent on project location, existing connectivity requirements and availability. These solutions include the following methods:

     Wireless WAN Connectivity.

     The Registrant's Fixed Wireless Area Networks ("FWAN") was developed in response to the need to replace traditional wired broadband service with more cost effective solutions.

     Wired WAN Connectivity.

     The Registrant has strategic backbone partners in key market segments that allow us to get wholesale rates for dedicated leased line and DSL services. These services from local carriers to insure that low cost bandwidth is readily available to the Registrant's clients.

     Virtual Private Networks ("VPN").

     The Registrant provides VPN utilizes quality of service ("QoS") solution to develop private wide area network solutions that link multiple facilities together as part of an integrated solution.

Secure Firewall.

     The Registrant's firewall provides a secure and flexible connection between a trusted private network and an insecure public network, such as the Internet. It may also be used to secure portions of the private network within an organization. It protects the private network from unauthorized access, while providing controlled access to Internet services for users within the private network.

(g)  Hotel Broadband Network Management.

     The Registrant's software-based management platform provides solutions for hotels & casinos. The software works with both wired and wireless LAN's in-building infrastructures and Ethernet and provides a complete turnkey solution.

     The Registrant's management platform provides plug-and-play capability and allows end customers to self-provision services. Customizable portals, advertising platforms and tiered service levels allow property owners and service providers to generate incremental revenue. The system design supports multiple authentication and billing options, including credit card, RADIUS, property management system and access code, through either existing interfaces or open APIs. Management, reporting and configuration are simplified through a Web-based interface. The following are important key features that can be tailored to specific target market segments requirements.

(h)  User Authentication.

     The system supports multiple authentication methods. These methods include RADIUS authentication to either local or remote RADIUS servers for prepaid users or service subscribers, credit card authentication, access code authentication (especially for hotel meeting rooms), and automated authentication based on known port location in a hotel guest room.

(i)  Billing/Accounting Management.

     The Registrant's accounting product manages accounts for usage and collects payment using multiple methods, including direct posting of charges to a hotel property management system ("PMS") for users connecting from guest rooms charge processing by a remote credit card processing service enabling payment from any location; and subscribers or prepaid users can authenticate via RADIUS and pay through offline methods

     Meeting room attendees can use broadband access paid for via access codes. PMS interface and credit card billing also enable "impulse" charges for additional bandwidth or future value-added services. Billing can be based on full day or time-block increments.

(j)  Hotel Portal.

     The Registrant's portal service redirects all users through two steps during connection. First, users are directed to a connect screen, which explains the services available to them, including potentially multiple bandwidth and price options. The Registrant's portal, which is a free access area, provides information on local sites, advertising, or weather; and a link to the property owner home page. Once users select and purchase service, they are directed to a portal page as their first location on the Internet.

     This provides a second branding and marketing opportunity. With the Registrant's Portal Entrance feature, a hotel could allow free browsing (pre-authentication) of specified domains allowing the promotion of internet hotel services and features or special events. The service will also include a "transparent proxy" feature, which allows the service provider to force all Web requests to the Internet to go through the Microsoft Proxy Server installed with the Registrant's system - without requiring the client computers to configure a proxy in their Web browsers. This feature is useful when logging is turned on in the Microsoft Proxy Server application, which allows the software to capture a list of Web sites. This information can be later mined to determine popular Web sites.

(k)  Web Portal Content.

     The Registrant's portal redefines in-room amenities and guest services, while providing the ultimate online experience. The Registrant can offers a comprehensive hotel Internet solution that meets the needs of today's travelers. Until now, there has not been an easy way for international travelers to get the information they need combined with high-speed Internet access with a comprehensive, continuously updated guest-centric portal. The Registrant can help to assure that hotel guests are always connected with their professional and personal worlds.

(l)  Wireless Panel Portals.

     The Registrant provides flat panel displays for multimedia advertising allows the facilities to communicate with the guests at hotel or convention facilities in a very non-intrusive manor while providing an excellent source of advertising revenues. The system can constantly be updated to provide convention attendees and guests with specific information relating to their event or the marketing upcoming events.

(m)  Customer Service.

     The Registrant's focus on customer service will be a key. From the host property to the end user, the Registrant pays special attention to providing the very best in personal and responsive customer care. Toll free, 24 hours, 7 days a week, 365 days a year, a company technical representative is always available to answer any and all technical questions providing live support.

(n)  After Sales Marketing Support.

     After the installation of the Registrant solution, the facility is assigned a professional marketing and account representative to train the staff and work with them in attracting your guests to take advantage of the services provided by the Registrant. The company's representatives are always available to handle any questions your staff may have concerning the Registrant's systems.

Economic Basis Of Business.

     One of the primary objectives is to increase shareholder value. As published by ISP-Planet in the February 2002 online edition, "companies in this market sector are valued at approximately $900 per subscriber", therefore, the intention of this management team is to increase subscriber base through build out and acquisitions.

     The Registrant's three-year goal is 100,000 subscribers and since this market sector is valued at $900 per subscriber, the anticipated market value at the end of this period is projected to be approximately $90,000,000. Therefore, the Registrant is seeking a $10,000,000 capital infusion to build out its initial markets while at the same time expand to other markets that meet its business plan's criteria. The $10,000,000 will provide the Registrant the necessary working capital to achieve these goals and have our networks in place to provide bridging to the likes of AOL, Time Warner, Covad and Earthlink, while simultaneously developing its ISP backbone and strategy for acquisitions.

     This three-year goal will be a direct result of entering markets that are currently not serviced by the DSL and Cable providers. Customers will be billed for their bandwidth package on a monthly basis depending on the type of service packages delivered. Service packages can be upgraded at no additional cost to the customer at any point during their agreement, providing customers with a scaleable solution. If a customer requires additional bandwidth during a billing period, our system allows for it and adjusts billing at the end of the month based on actual bandwidth usage.

Competition.

     A typical DSL infrastructure can cost up to 4 times as much as a wireless network to support a similar number of users. In addition, the installation delays for new customers are usually between 3-6 months. Using the Registrant's "proprietary" wireless solution, clients can be up and running within two weeks under normal circumstances.

     The Registrant's WWAN simultaneously provides higher bandwidth and multiple network users connectivity while eliminating the bottlenecks associated with DSL, Cable and dial-up modem subscribers. The WWAN solution incorporates "burst technology" allowing us to offer data on demand. A connection to our backbone can link all remote sites to a single LAN; capable of large data transfers, campus voice communications, video-conferencing & video on demand through local loop to our ISP exactly as if each site was on a single building Ethernet LAN. The Registrant can provide dedicated 384kb connections with no variations of upstream/downstream speeds for less than the cost of dedicated 56kb lease lines or cable modem connection.

     Connection speed is the speed at which data is transferred between the client's location and the central office ("CO"). Actual connection speed is usually lower than the maximum connection speed due to numerous factors, including distance between your location and the Registrant's central office, the condition of a telephone line and wiring inside a home, computer settings, and other factors.

     Throughput, or download, speed is the speed that data is actually transferred to your computer from the Internet and - this speed is lower than connection speed. Throughput speed can be affected by the factors listed above as well as network and Internet congestion, as well as server and router speeds for the Web sites you are accessing..

Proprietary Information.

     The Registrant has pending registration applications in the United States Patent and Trademark Office for patents and trademarks. The Registrant uses the term "5G Wireless" in connection with its products and services. The Registrant believes that its trademarks and copyrights, trade name and the signature look have significant value and are important to the marketing and promotion of the Registrant and its products and services. Although the Registrant believes that its trademarks and copyrights do not and will not infringe trademarks or violate proprietary rights of others, it is possible that existing trademarks and copyrights may not be valid or that infringement of existing or future trademarks or proprietary rights may occur. In the event the Registrant's trademarks or copyrights infringe trademarks or proprietary rights of others, the Registrant may be required to change its name or obtain a license. There can be no assurance that the Registrant will be able to do so in a timely manner, on acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect on the company. In addition, there can be no assurance that the Registrant will have the financial or other resources necessary to enforce or defend a trademark infringement or proprietary rights violation action. Moreover, if the Registrant's trademarks or copyrights infringe the trademarks or proprietary rights of others, it could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Registrant.

     The Registrant also relies on trade secrets and proprietary know-how and employs various methods to protect its concepts, ideas and concepts in development. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Registrant's know-how, concepts, ideas and documentation.
Furthermore, although the Registrant has or expects to have confidentiality and non-competition agreements with its employees, and appropriate consultants, there can be no assurance that such arrangements will adequately protect the Registrant's trade secrets or that others will not independently develop products similar to that of the company.

Employees.

     The Registrant currently has nine full time employees engaged in marketing, sales, accounting, and in general administration. The
Registrant also from time to time retains a number of marketing and sales consultants to support its grassroots marketing efforts nationwide and in local communities.

ITEM 2. DESCRIPTION OF PROPERTY

     The Registrant leases offices of approximately 800 square feet in Marina Del Rey, California under a one-year lease. The monthly rent is approximately $2,000.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                               PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board (under the symbol "FGWC"; prior to February 12, 2001 the symbol was "TSMK") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                 High      Low

Quarter Ended December 31, 2001                  0.12     0.02
Quarter Ended September 20, 2001                 0.15     0.02
Quarter Ended June 30, 2001                      0.52     0.13
Quarter Ended March 31, 2001 *                   0.78     0.31

* The Registrant's common stock commenced trading on the Bulletin Board on January 9, 2001.

Holders of Common Equity.

     As of April 11, 2002, there were approximately 40 shareholders of record of the Registrant's common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered securities during the fiscal year ended on December 31, 2001:

     (a) On March 20, 2001, the Registrant issued 150,000 shares of common stock in connection with the company's merger with 5G Partners, a private Canadian partnership ($0.05 per share). Consideration for this transaction included the issuance of a total of 750,000 shares of common stock, (to be divided among 5G Partners' three officers), in exchange for 5G Partners' technology. As of December 31, 2001, 600,000 shares remained unissued; however, in March 2002, these shares were issued to each of the three partners, with an additional to 50,000 per each recipient. (restricted).

     (b) On March 20, 2001, the Registrant issued 50,000 shares of common stock to Mr. Schwabe for consulting services valued at $2,500 ($0.05 per share).

     (c) On April 1, 2001, the Registrant issued 350,000 shares of common to Cameron House Publishing, LLC for consulting services valued at $87,500 ($0.25 per share) under a consulting agreement dated April 1, 2001.

     (d) On April 1, 2001, the Registrant issued 250,000 shares of common stock to Mr. Schwabe for consulting services valued at $62,500 ($0.25 per share) under a consulting agreement dated November 1, 2000.

     (e) On April 2, 2001, the Registrant sold 200,000 shares of common stock to one investor for a total consideration of $50,000
($0.25 per share).

     (f) On May 4, 2001, the Registrant issued 720,000 shares of common stock to Mr. Tan and 350,000 shares of common stock to Mr. Robb for management consulting services valued at a total of $107,000
($0.10 per share).

     (g) On June 12, 2001, the Registrant issued 75,000 shares of common stock in connection with consulting services valued at $9,000 ($0.12 per share).

     (h) June 12, 2001, the Registrant issued 675,000 shares of common stock in connection with a consulting contract valued at $81,000 ($0.12 per share).

     (i) On June 15, 2001, the Registrant issued 580,000 shares issued in connection with a consulting agreement for market services valued at $58,000 ($0.10 per share).

     (j) On June 26, 2001, the Registrant issued 106,666 shares of common stock in connection with a marketing agreement with Market
Force (a company controlled by Messrs. Dix and Lipman) valued at $10,666 ($0.10 per share).

     (k) On July 18, 2001, the Registrant sold 2,704,723 shares of common stock to one accredited investor for a total consideration of $215,500 (less $44,500 in commissions and other offering costs)
($0.0797 per share).

     (l) On August 14, 2001, the Registrant sold 816,404 shares of common stock to one accredited investor for a total consideration of $65,000 (less $5,200 in commissions and other offering costs) ($0.0796 per share).

     (m) On October 1, 2001, the Registrant issued 650,000 shares of common stock for consulting services consisting of providing guidance to company related to potential acquisitions, merger and funding, valued at $65,000 ($0.10 per share).

     (n) On October 15, 2001, the Registrant issued 12,000,000 shares of common stock in connection with the Peteson Investment Pte. Ltd. acquisition, valued at $4,320,000 ($0.36 per share). Terms of the acquisition provided for the issuance of such shares for 75% of the outstanding shares of Peteson Investment, Pte Ltd. based on a earn out formula of 1 share for every $.50 earned during the two year term of the agreement

All these offerings were made under Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated or accredited investors, as defined in Rule 502;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 6.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     The Registrant will utilize its wireless platform to extend services to locations beyond those currently serviced by the cable and DSL providers. The platform will reduce overall cost by as much as 40% over other wireless providers and allow us to be profitable in areas that will not be serviced by others because of the capital requirements. The immediate focus will be to expand the current network in New York State by adding two neighboring states by the end of the second quarter and the beginning of the third quarter of 2002.

     The Registrant's rollout will balance the needs of an initial base location and our evolving network footprint. The network footprint is the single greatest asset of the company. The Registrant's network engineers can accurately predict capabilities, extensive network modeling and business intelligence analysis into one integrated environment, providing opportunities to optimize the value of our network coverage. This means the Registrant will have a cost advantage compared to its closest competitor.

     The Registrant is also looking at a series of smaller companies to acquire to increase our penetration into new markets and to establish a new bases of operation. In addition the company is seeking relationships with ISP's who would like to offer broadband services to their subscriber base and are willing to oversee the expansion as local operators in a given territory.

     The Registrant currently can service the next two months operating expenses with its cash reserves. The Registrant plans to improve the cash position of the company by securing a 10 million dollar equity line of credit which is contingent upon a registration statement which is anticipated to be completed later this year. In addition the Registrant is seeking private placements to expand it growth in key markets segments. The Registrant has also secured financing for capital equipment which will allow the company to manufacture and install our client premises equipment and access points.

     The Registrant's research and development will focus on developing new technology capable of delivering higher bandwidth capacity over the existing network as well as development of a voice over IP service for both business and residential users.

     The Registrant plans to expand its network through the negotiations with a number of building management companies, tower suppliers, and site acquisition companies to assist in the timely rollout of our network. Costs for these locations can vary widely, ranging in cost between $3,000 and $50,000 depending on the capacity requirements and equipment needed to service that particular area.

     To facilitate this growth, the Registrant intends to acquire engineers and technicians to service and maintain its networks. There will also be a need to increase sales and support staff to ensure continued growth and maintenance of the company's high quality of service. These numbers may vary from 10-30 depending on the rollout time frames, capital costs, and acquisition of engineers from any potential company acquisitions.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations under its current plan of business. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $75,905 for the fiscal year ended December 31, 2000 and $5,889,967 for the fiscal year ended December 31, 2001. At December 31, 2001, the Registrant had an accumulated deficit of $5,971,807.

     As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations, that it cannot continue its operations without securing additional financing. The Registrant anticipate, at the present time, that it will need to raise up to $10,000,000 in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  Substantial Competition May Affect Ability to Sell Products.

     The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the wireless industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies which will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(d) The Registrant's Success Will Depend on Its Ability to Develop Products and Services That Keep Pace with Technological Advances.

     The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wire line industries. The Registrant's success will depend to a substantial degree on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our high-speed service and new products that meet changing customer requirements and evolving industry standards. For example, increased data rates provided by wired data access technologies, such as digital subscriber lines, may affect customer perceptions as to the adequacy of our service and may also result in the widespread development and acceptance of applications that require a higher data transfer rate than our high-speed service provides. The Registrant's technology or systems may become obsolete upon the introduction of alternative technologies. If the Registrant does not develop and introduce new products and services in a timely manner, it may lose users to competing service providers, which would adversely affect its business and results of operations.

(e)  The Registrant's Intellectual Property Protection May Be
Inadequate to Protect Its  Proprietary Rights.

     The Registrant relies on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect its proprietary rights. The Registrant cannot provide assurance that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect its technology. Further, any of the Registrant's current or future patents or trademarks may be challenged, invalidated, circumvented or rendered unenforceable, and the rights granted under those patents or trademarks may not provide us with significant proprietary protection or commercial advantage. Moreover, our patents may not preclude competitors from developing equivalent or superior products and technology.

     The Registrant also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose the Registrant's information. The Registrant cannot provide assurance that the confidentiality agreements on which it relies will provide meaningful protection of its trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent its trade secrets from otherwise becoming known to or independently discovered by its competitors.

     The Registrant's potential commercial success may also depend in part on it not infringing the proprietary rights of others or not breaching technology licenses that cover technology the Registrant uses in its products. Third-party patents may require the Registrant to develop alternative technology or to alter its products or processes, obtain licenses or cease some of its activities. If these licenses are required, the Registrant may be unable to obtain them on commercially favorable terms, if at all.

(f)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. Only the Registrant's three officers have employment agreements with the Registrant; therefore, there can be no assurance that other personnel will remain employed by the Registrant, or that the three officers will remain after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant=s business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Registrant's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. In addition, the Registrant's Bylaws provide that the company shall indemnify the officers, directors, and employees in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding, or in connection with any appeal therein that such officer, director or employee is liable for gross negligence or misconduct in the performance of his duties. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(j)  Control by Officers and Directors Over Affairs of the
Company May Override Wishes of Other Stockholders.

     The Company's officers and directors beneficially own approximately 25% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(k)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(l)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(m) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(n)  Effects of Failure to Maintain Market Makers.

     If the Registrant is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail.
Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(o)  Shares Eligible For Future Sale.

     All of the approximate 32,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors and officers of the Registrant.

     On January 10, 2002, all of the current directors of the Registrant (except for Robert Kirish) were appointed to the Board of Directors. Subsequently on that date, all of the former directors of the Registrant, Messrs. Tan, Schwabe, and Lajeunesse, resigned from the Board of Directors. Mr. Kirish was appointed to the Board of Directors on January 22, 2002. None of the resigning directors had any disagreement with the Registrant on any matter relating to the Registrant's operations, polices or practices and have requested that any such matters be disclosed.

Directors and Executive Officers.

(a)  Jerry Dix, President/Chief Executive Officer/Director.

     Mr. Dix, age 56, has been in the wireless industry since 1994 and was a pioneer in the pre-paid cellular industry with Globalwise Communications and Prepaid Technologies. In 1995, Dix and his partner launched PrePay Technologies, a wholly owned subsidiary of Globalwise Communications. PrePay Technologies was developed with proprietary technology that enabled PrePay Technology to deliver a prepaid wireless platform as a re-seller for AirTouch in San Diego, California. In 1996, Mr. Dix helped found Satellite Control Technologies, a publicly traded company with patented one and two-way paging technologies, where he worked until being named President and Chief Executive Officer of the Registrant Wireless in January 2002. Mr. Dix helped develop and launch the AlphaTrak locating and control system that utilizes this patented technology combined with GPS technology to locate assets in North America.

(b)  Don Boudewyn, Assistant Secretary/Chief Operating
Officer/Executive Vice President.

     Mr. Boudewyn, age 38, has held his current position he has held since January 2002. Mr. Boudewyn has held various positions with the Company including President and Vice President of International Sales since founding the Company in 2000. From October 1998 to October 2000, Mr. Boudewyn served as a Major Account Executive and Business Development Manager for Celterra Vancouver Ltd., where he was responsible for sales, marketing and business development strategies for a national fiber optic network. Prior to his experience in the communications arena, Mr. Boudewyn worked in real estate from July 1986 to October 1998.

(c)  Robert Kirish, Treasurer/Director.

     Robert Kirish, age 55, has served in his current position since January 2002. Prior to joining the Registrant Wireless, Mr. Kirish was the principal financial officer and business manager for Production Partners, LLC located in Orange, California. Mr. Kirish joined Production Partners in 1990, where he worked for 12 years before coming to the Company. Mr. Kirish has over 20 years of corporate finance experience. He is a graduate of UCLA and has served in the United States Air Force.

(d)  Brian Corty, Secretary/Chief Technology Officer/Director

     Mr. Brian Corty, age 32, joined the Registrant in January 2002. Mr. Corty is the former President of Wireless Think Tank, Inc., a high speed wireless internet provider. Prior to working with Wireless Think Tank, Inc., Mr. Corty gained a wealth of wireless experience.
At Darwin Networks from 2000 to 2002, where Mr. Corty served as Director of RF Engineering, he designed and built a standard wireless point of presence for national deployment. He co-founded Last Mile Corp. in 1999 after co-founding PA Wireless in 1998 and B&C Enterprises/Fishnet in 1990. Mr. Corty is credited with deployment of one of the first east coast wireless internet service provider and has acquired several patent in the high-speed wireless industry.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table sets forth the compensation earned for services rendered during the fiscal years indicated by each of the persons who served as the Chief Executive Officer of the Registrant, or person discharging comparable duties, and to the executive officers of the Registrant whose compensation exceeded $100,000, for each of the three years in the period ended December 31, 2001.




                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Michael Tan    2001    $38,500     0         0            $364,200         0             0         0
CEO

Michael Smith  2000       0        0         0                0            0             0         0
CEO            1999       0        0         0                0            0             0         0


Other Compensation.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. The Registrant has adopted a non-qualified Stock Incentive Plan for its employees and consultants, and options covering a total of 10,000,000 shares. None of these options have been granted to date.

Employment Agreements.

     (a) Effective February 1, 2002, the Registrant entered into an employment agreement with Mr. Dix (see Exhibit 10.12 to this Form 10-
KSB). The employment agreement provides for a base compensation payable to Mr. Dix of $12,000 per month. The salary will be increased to $18,000 in year 2 and $25,000 in year 3. The Board of Directors will review Mr. Dix's pay annually and may, in its sole discretion, grant an increase as it deems appropriate. Mr. Dix is eligible for an incentive bonus in the Registrant's sole discretion. For each fiscal year Mr. Dix will be eligible to receive up to 80% of his base annual salary and his performance objectives shall be set such that 100% completion of his objectives shall entitle him to at least 75% of the bonus or sixty percent of his annual salary.

     Pursuant to the agreement, Mr. Dix is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Registrant. The term of employment shall be for three years. If the Registrant terminates Mr. Dix "without cause", the Registrant shall pay severance to Mr. Dix at a rate of compensation equal to the sum of the remaining contract obligation terms.

     (b) Effective February 1, 2002, the Registrant entered into an employment agreement with Mr. Boudewyn (see Exhibit 10.13 to this Form 10-KSB). The employment agreement provides for a base compensation payable to Mr. Boudewyn of $7,000 per month. The Board of Directors will review Mr. Boudewyn's pay annually and may, in its sole discretion, grant an increase as it deems appropriate. Mr. Boudewyn is eligible for an incentive bonus in the Registrant's sole discretion. For each fiscal year Mr. Boudewyn will be eligible to receive up to 80% of his base annual salary and his performance objectives shall be set such that 100% completion of his objectives shall entitle him to at least 75% of the bonus or sixty percent of his annual salary.

     Pursuant to the agreement, Mr. Boudewyn is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Registrant. The term of employment shall be for three years. If the Registrant terminates Mr. Boudewyn "without cause", the Registrant shall pay severance to Mr. Boudewyn at a rate of compensation equal to the sum of the remaining contract obligation terms.

     On April 1, 2002, this agreement was amended to change the following terms:

     (1) Change the title of the employee to Executive Vice President and Chief Operations Officer; and

     (2) Pay to this employee a salary of $ 9,000 per month commencing as the Effective Date. The salary will be increased to $12,000 in year two and $15,000 in year three.

     (c) Effective March 1, 2002, the Registrant entered into an employment agreement with Mr. Corty (see Exhibit 10.16 to this Form 10-KSB). The employment agreement provides for a base compensation payable to Mr. Corty of $10,000 per month commencing as the effective date. The salary will be increased to $14,000 in year two and $18,000 in year three. The Board of Directors will review Mr. Corty's base salary annually and may, in its sole discretion, grant such increases as it may deem appropriate. Mr. Corty is eligible for an incentive bonus in the Registrant's sole discretion. For each fiscal year Mr. Corty will be eligible to receive up to 80% of his base annual salary and his performance objectives shall be set such that 100% completion of his objectives shall entitle him to at least 75% of the bonus or sixty percent of his annual salary.

     Pursuant to the agreement, Mr. Corty is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Registrant. The term of employment shall be for three years. If the Registrant terminates Mr. Corty "without cause", the Registrant will pay severance to Mr. Corty at a rate of compensation equal to the sum of the remaining contract obligation terms.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of April 11, 2002 (124,981,692 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of         Name and Address                    Amount and     Percent of
Class            of Beneficial Owner                 Nature of        Class
                                                     Beneficial
                                                      Owner(1)

Common Stock     Jerry Dix                          13,955,348 (2)    11.17%
                 2921 North Tenaya Way, Suite 234
                 Las Vegas, Nevada 89128

Common Stock     Steve Lipman                       13,955,348 (3)    11.17%
                 2921 North Tenaya Way, Suite 234
                 Las Vegas, Nevada 89128

Common Stock     Brian Corty                        13,867,182        11.10%
                 2921 North Tenaya Way, Suite 234
                 Las Vegas, Nevada 89128

Common Stock     Marc R. Tow                         6,993,712         5.60%
                 3900 Birch Street, Suite 113
                 Newport Beach, California 92660

Common Stock     Don Boudewyn                        2,684,523 (4)     2.14%
                 2921 North Tenaya Way, Suite 234
                 Las Vegas, Nevada 89128

Common Stock     Robert Kirish                       2,000,000         1.60%
                 2921 North Tenaya Way, Suite 234
                 Las Vegas, Nevada 89128

Common Stock     Shares of all directors and       32,400,388         25.94%
                 executive officers as a group (4
                 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) 106,666 of the shares held by Messrs. Dix and Lipman are actually held in the name of Market Force, Inc., a company controlled by them.

(3) 106,666 of the shares held by Messrs. Lipman and Dix are actually held in the name of Market Force, Inc., a company controlled by them.

(4)  1,184,523 of the total are held in the name of Wireless
Xstream Technologies Ltd., a company controlled by Mr. Boudewyn.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since the beginning of the Registrant's last fiscal year, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below.

     (a) On December 1, 2000, the Registrant entered into an acquisition agreement with 5G Partners (a private Canadian partnership) (two of the partners of which are Don Boudewyn, a current director, and Richard Lajeunesse, a former executive vice president) (see Exhibit 2.2 to this Form 10-KSB). In connection with the merger, the Registrant changed its name from Tesmark, Inc. to 5G Wireless Communications, Inc. As set forth in this agreement, the Registrant agreed to pay $74,000 US dollars and 150,000 shares of common stock in exchange for 5G Partners' technology. Of the $74,000, $60,000 was supposed to be advanced and deposited into a Canadian trust account until further instruction, with the remaining $14,000 was advanced in November and December of 2000 for consulting costs related to the acquisition; however, the Registrant used all these funds instead and they were never paid to 5G Partners.

     On March 6, 2001, the Registrant and 5G Partners entered into a Memorandum of Understanding under which the original agreement was amended, changing the total number of shares issued from 150,000 shares to 750,000 shares (to compensate 5G for the $74,000 that was not paid). On March 20, 2001, the partners in 5G Partners were issued 150,000 shares of the Registrant's common stock, in lieu of the agreed upon 750,000 shares; however, in March 2002 the shares were issued to each of the three partners, with an additional to 50,000 shares per each recipient.

     This disclosure amends that set for in the Form 10-QSB for the quarter ended March 31, 2001.

     (b) On May 5, 2001 the Registrant acquired 75% of the common stock of 5 G Wireless Communications PTE, Inc., formerly known as Peteson Investment PTE, Ltd., a Singapore, China corporation, from nine shareholders of that company (one of which was Mr. Lajeunesse,) in exchange for 12,000,000 of restricted common stock of the Registrant. Under the terms of the Acquisition Agreement, 6,000,000 shares of the stock, were to be held in trust subject to an earn out agreement formula based on 75% of the Registrant's revenue, of one share for $.50 of gross revenue generated during a two year term (see
Exhibit 2.3 to this Form 10-KSB).

     Certain disputes arose between the parties, which were settled by the execution of a Mutual Release agreement in February 2002. Under the terms of this release, the transaction as set forth above was cancelled and the 6,000,000 shares held in trust were returned to the Registrant.

     (c) On April 1, 2001, the Registrant entered into a Consulting Agreement with Cameron House Publishing, LLC, a company controlled by Cameron Robb, the former Marketing Director for the Registrant (see
Exhibit 10.2 to this Form 10-KSB). Under the terms of this agreement, Mr. Robb agreed to provide office and marketing consulting service for Registrant, including but not limited to, advising and consulting on the overall business processes, the implementation of marketing and sales plans, conducting business analyses and strategic planning, and advice and other services as needed by Registrant. In exchange, the Registrant agreed to pay monthly consulting fee of $8,000. This agreement had a term of twelve months starting from the effective date, but was terminated by the Registrant on March 22, 2002.

     (d) On April 1, 2001, the Registrant entered into a Consulting Agreement with 519021 BC. Ltd., a company controlled by Mr. Boudewyn (see Exhibit 10.3 to this Form 10-KSB). Under the terms of this agreement, Mr. Boudewyn agreed to provide management consulting services for Registrant, including but not limited to, sales, marketing, product development, product research, new business proposals, and assisting in the overall development of the current and future business of the Registrant. In exchange, the Registrant agreed to pay monthly consulting fee of $6,000, or such greater sum as may be approved by the Board of Directors. This agreement had a term of twelve months starting from the effective date.

     (e) On April 1, 2001, the Registrant entered into an employment agreement with Mr. Lajeunesse as Chief Technical Officer (see Exhibit
10.4 to this Form 10-KSB). The employment agreement provided for a base compensation payable to Mr. Lajeunesse of $6,000 per month.
Pursuant to the agreement, Mr. Lajeunesse is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Registrant. The term of employment shall be for three years. If the Registrant terminates Mr. Lajeunesse "without cause", the Registrant is to pay severance to him at a rate of compensation equal to the sum of the remaining contract obligation terms.

     (f) On April 1, 2001, the Registrant entered into a Finder's Fee Agreement with Allen Schwabe, the former Secretary/Treasurer and a Director of the Registrant (see Exhibit 10.5 to this Form 10-KSB). Under this agreement, the Registrant authorized Mr. Schwabe on a non-exclusive basis to obtain investors, underwriters, joint ventures, lenders and/or guarantors to provide financing for the Registrant on terms acceptable to the Registrant. Mr. Schwabe was entitled to compensation from the Registrant for any financing obtained from such prospective Investors in an amount equal to 5% of the total financing amount in cash.

     (g) On May 1, 2001, the Registrant entered into a consulting agreement with Michael Tan, the former CEO of the Registrant (see
Exhibit 10.6 to this Form 10-KSB). Under this agreement, Mr. Tan provided consulting services for Registrant, including but not limited to providing the duties of a corporate Chief Executive Officer & President. The Registrant was required to pay Mr. Tan the sum of $10,000 plus 720,000 restricted common shares of the Registrant (the shares to be earned on the basis of 1/12 of the issued shares per month). Also, upon submission of itemized expense statements attached to a monthly invoice supplied, Mr. Tan was entitled to reimbursement for reasonable travel and other reasonable business expenses duly incurred in the performance of duties under this agreement. This agreement had a term of twelve months starting from the effective date.

     (h) On May 3, 2001, the Registrant entered into a consulting agreement with Market Force Inc., a company controlled by Jerry Dix, the current president, and Steve Lipman, a current greater than 5% shareholder (see Exhibit 10.7 to this Form 10-KSB). Under this agreement, Market Force is to provide the Registrant with introduction to business contacts brokerage firms and consult with company concerning asset loans, bridge financing, merger or acquisition targets, equity lines of credit, private placement services, other financial service as needed and investor relations or public relations as required. Under this agreement, Market Force is to receive the following compensation: (a) total of 8% of any and all funding including the bridge loan and equity line (to be paid as 4% in company restricted common stock with "Piggy Back" registration rights, and 4% in cash that is due and payable out of escrow); and
(b) issue a warrant to purchase 500,000 shares of the Registrant's common stock (the warrants shall be priced and exercisable at 110% of the fixed market price at closing for a period of five years from the date of issuance and will be exercisable at the holder's discretion, and will be "cashless" and will have "piggy back " registration rights). This agreement had a term of twelve months starting from the effective date.

     (i) On July 1, 2001, the Registrant entered into an employment agreement with Mr. Robb as Marketing Director (see Exhibit 10.8 to this Form 10-KSB). The employment agreement provided for a base compensation payable to Mr. Robb of $8,000 per month. Pursuant to the agreement, Mr. Robb is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Registrant. The term of employment shall be for three years. If the Registrant terminates Mr. Robb "without cause", the Registrant shall pay severance to him at a rate of compensation equal to the sum of the remaining contract obligation terms. This agreement had a term of twelve months starting from the effective date, but was terminated by the Registrant on March 22, 2002.

     (j) On November 1, 2001, the Registrant entered into an Independent Contractor/Consulting Agreement with Mr. Robb (see
Exhibit 10.10 to this Form 10-KSB). Under the terms of this agreement, the Mr. Robb was to provide services and advice so as to assist the Registrant in identifying acquisition targets and advise the Registrant in structuring mergers or other acquisitions, and assist in developing, studying and evaluating acquisition proposals, prepare reports and studies thereon when advisable, and assist in negotiations and discussions pertaining thereof. Mr. Robb received 1,500,000 shares of free trading common stock, in advance, as consideration for the services rendered or to be rendered pursuant to this agreement. This agreement had a term of twelve months starting from the effective date, unless sooner terminated upon mutual written agreement of the parties hereto.

     (k) On November 1, 2001, the Registrant entered into an Independent Contractor/Consulting Agreement with Mr. Tan (see Exhibit
10.11 to this Form 10-KSB). Under the terms of this agreement, the Mr. Tan was to provide services and advice so as to assist the Registrant in identifying acquisition targets and advise the Registrant in structuring mergers or other acquisitions, and assist in developing, studying and evaluating acquisition proposals, prepare reports and studies thereon when advisable, and assist in negotiations and discussions pertaining thereof. Mr. Tan received 1,500,000 shares of free trading common stock, in advance, as consideration for the services rendered or to be rendered pursuant to this agreement. This agreement had a term of twelve months starting from the effective date, unless sooner terminated upon mutual written agreement of the parties hereto.

     (l) On February 6, 2002, the Registrant entered into a consulting agreement with Mr. Lipman (see Exhibit 10.14 to this Form 10-KSB). Under this agreement, Mr. Lipman is to provide management consulting services to the Registrant. The Registrant is required to pay Mr. Lipman the sum of 2,769,736 shares of S-8 free trading common stock and 11,078,946 of restricted common stock issued. This agreement had a term of one year starting from the effective date.

     (m) On February 1, 2002 and March 1, 2002, the Registrant entered into employment agreements with three of the current officers of the Registrant, as set forth under Item 10 above (see Exhibits
10.12, 10.13, and 10.16 to this Form 10-KSB).

     (n) On March 21, 2002, the Registrant (after approval of the Board of Directors) paid a total of 1,184,523 shares of restricted common stock to Wireless Xstream Technologies, Ltd., a company controlled by Mr. Boudewyn. This payment was compensation for services rendered to the Registrant between July 1, 2001 and December 31, 2001 (there was no written agreement covering these services).

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     There were no reports on Form 8-K filed during fourth quarter of the fiscal year ended on December 31, 2001.

Index to Financial Statements                                          Page

Independent Auditor's Report                                             37

Balance Sheet as of December 31, 2001                                    38

Statements of Operations for the years ended
December 31, 2001 and December 31, 2000                                  39

Statements of Stockholders' Equity for the years ended
December 31, 2001 and December 31, 2000                                  40

Statements of Cash Flows for the years ended
December 31, 2001 and December 31, 2000                                  43

Notes to Financial Statements                                            45

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         5G Wireless Communications, Inc.


Dated: April 15, 2002                    By: /s/  Jerry Dix
                                         Jerry Dix, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                                         /s/  Jerry Dix
                                         Jerry Dix
                                         President/Director
April 15, 2002


                                         /s/  Brian Corty
                                         Brian Corty
                                         Secretary/Director
April 15, 2002


                                         /s/  Robert Kirish
                                         Robert Kirish
                                         Treasurer (principal
                                         financial and accounting
                                         officer)/Director
April 15, 2002


                                         /s/  Don Boudewyn
                                         Don Boudewyn
                                         Assistant Secretary
April 15, 2002

                        INDEPENDENT AUDITOR'S REPORT


Randy Simpson CPA, P.C.
11775 South Nicklaus Road
Sandy, Utah 84092
Fax & Phone (801) 572-3009


Board of Directors and Stockholders
5 G Wireless Communications, Inc.
(Formerly Tesmark, Inc.)
Las Vegas, NV

We have audited the accompanying balance sheets of 5 G Wireless Communications, Inc. (formerly Tesmark, Inc.) as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of 5 G Wireless Communications, Inc. (formerly Tesmark, Inc.) as of December 31, 2001 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000, in conformity with generally accepted accounting principles.


/s/  Randy Simpson, CPA, P.C.
Randy Simpson, CPA, P.C.
A Professional Corporation
April 12, 2002
Sandy, Utah

                     5G WIRELESS COMMUNICATIONS, INC.
                        (formerly Tesmark, Inc.)
                             BALANCE SHEET

                                                             December 31
                                                                 2001
                                  ASSETS

Current Assets:
 Cash                                                        $       213
 Deposit                                                             300
    Total Current Assets                                             513

Fixed Assets:
 Computer Equipment                                                1,757
 Accumulated Depreciation                                           (217)
    Total Fixed Assets                                             1,540

     Total Assets                                            $     2,053

                     LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                                            $    49,889
 Accrued management/consulting fees                               24,000
    Total Current Liabilities                                     73,889

Stockholders' Deficit:
 Preferred Stock $.001 par value; authorized
 10,000,000 shares; no shares outstanding at December 31,
 2001.                                                                 -
 Common Stock, $.001 par value; authorized
 150,000,000 shares;
 with 41,168,668 issued and outstanding at
 December 31, 2001.                                              41,168
 Paid-In Capital                                              5,858,802
 Accumulated Deficit                                         (5,971,807)
    Total Stockholders' Deficit                                 (71,837)
Total Liabilities & Stockholders' Deficit                   $     2,053

               See Accompanying Notes to Financial Statements

                      5G WIRELESS COMMUNICATIONS, INC.
                         (formerly Tesmark, Inc.)
                         STATEMENTS OF OPERATIONS

                                           Year Ended        Year Ended
                                           December 31       December 31
                                              2001              2000

Interest Income:                           $         -       $      2,829

Expenses:
 Depreciation/amortization expenses                217                  -
 Doubtful accounts                                  -              57,829
 Consulting & marketing expenses               881,462             16,400
 General and administrative expenses            50,623                661
 Acquisition costs                           4,534,892                  -
 Officer compensation & management fees        340,638                  -
 Professional fees                              82,135              3,844
Total Expenses                               5,889,967             78,734

Net Loss                                    $(5,889,967)      $   (75,905)

Net Loss Per Common Share
(Basic and Fully Dilutive)                        (0.29)           (0.009)

Weighted Average Shares
Common Stock Outstanding                     20,337,262         8,363,341

               See Accompanying Notes to Financial Statements

                       5G WIRELESS COMMUNICATIONS, INC.
                           (formerly Tesmark, Inc.)
                       STATEMENT OF STOCKHOLDERS' EQUITY



                                      Common        Common
                                      Stock         Stock      Paid-In     Accumulated     Total
                                      Shares        Amount     Capital       Deficit       Equity

Balances at January 1, 1999          2,500,100     2,500       2,600           (5,100)

Net loss for the year ended
December 31, 1999                       -             -          -               (835)        (835)

April 22, 2000 common stock
split 3 for 1                        5,000,200      5,000      (5,000)              -            -

May 16, 2000; 1,000,000 of common
stock and warrants sold at $.15 per
share                                1,000,000      1,000     149,080               -       150,080

December 12, 2000; common stock
split 1.5 for 1                      4,250,190      4,250      (4,250)              -             -

Net loss for the year ended
December 31, 2000                            -          -           -         (75,905)      (75,905)

March 20, 2001; 150,000 shares of
common stock were issued at $.05
per share in connection
with the Company's
recent merger with 5G Partners         150,000        150      7,350                -         7,500

March 20, 2001; 50,000 shares issued
or consulting compensation at $.05
per share                               50,000         50      2,450                -         2,500

April 1, 2001; 350,000 shares
issued for consulting contract
at $.25 per share.                      350,000       350     87,150                -        87,500

April 1, 2001; 250,000 shares
issued for consulting
compensation at $.25 per share.         250,000       250    62,250                 -        62,500

April 2, 2001; 200,000 shares
issued at $.25 per share, for cash      200,000       200    49,800                 -        50,000

May 1, 2001; 300,000 shares issued
for consulting compensation,
valued at $.10 per share                300,000       300    29,700                 -        30,000

May 4, 2001; 1,070,000 shares issued
for officer/consulting
compensation, valued
at $.10 per share                     1,070,000     1,070   105,930                 -       107,000

June 12, 2001; 75,000
shares issued for
consulting contract,
valued at $.12 per share.                75,000        75     8,925                 -         9,000

June 12, 2001; 675,000
shares issued in
connection with a
consulting contract,
valued at $.12 per share.               675,000       675    80,325                 -        81,000

June 15, 2001; 580,000
shares issued in
connection with a
consulting agreement,
valued at $.10 per share; &
200,000 shares
issued for marketing
compensation, also
valued at $.10 per share.               780,000       780    77,220                 -        78,000

June 26, 2001; 106,667
shares issued in
connection with  a
marketing agreement,
valued at $.10 per share.               106,666       106    10,560                 -        10,666

July 18, 2001; 2,704,723 shares
were issued for cash, ($215,000
less $44,500 in offering costs)       2,704,723     2,705   167,795                 -       170,500

August 14, 2001; 816,404 shares
issued for cash ($65,000 less
$5,200 in offering costs)               816,404       816    58,984                 -        59,800

September 30, 2001;
1,250,000 shares
issued at $0.10 per
share for compensation.               1,250,000     1,250   123,750                 -       125,000

October 1, 2001; 650,000 issued
for consulting compensation; valued
at $.10 per share                       650,000       650    64,350                 -        65,000

October 15, 2001; 12,000,000 shares
issued in connection with the Peteson
Investment Pte. Ltd. acquisition;
valued at $.36 per share             12,000,000    12,000  4,308,000                -     4,320,000

December 13, 2001; 4,350,000 issued
for consulting compensation; valued
at $.07 per share                     4,350,000     4,350    300,150                -       304,500

December 14, 2001; 1,395,000 issued
for compensation; valued
at $.08 per share                     1,395,000     1,395    110,205                -       111,600

December 18, 2001; 45,385 issued
for consulting compensation; valued
at $.06 per share                        45,385        46      2,678                -         2,724

December 28, 2001;
1,200,000 issued for
consulting compensation; valued
at $.05 per share                     1,200,000     1,200     58,800                -        60,000

Net loss for the year ended
December 31, 2001                             -         -          -       (5,889,967)   (5,889,967)

Balances at December 31, 2001        41,168,668    41,168   5,858,802      (5,971,807)      (71,837)


                     See Accompanying Notes to Financial Statements

                            5G WIRELESS COMMUNICATIONS, INC.
                                 (formerly Tesmark, Inc.)
                                 STATEMENTS OF CASH FLOWS

                                               Year Ended        Year Ended
                                               December 31       December 31
                                                  2001              2000

Cash Flows used in Operating Activities:
 Net Loss                                      $ (5,889,967)    $    (75,905)
 Expenses Not Requiring an Outlay of Cash:
  Depreciation expense                                  217                -
  Deposit expensed                                   74,000                -
  Allowance for doubtful note receivable                  -           57,829
  Common stock issued acquisitions                4,327,500                -
  Common stock issued for
   consulting/marketing compensation              1,136,990                -
Changes to Operating Assets and Liabilities:
 Increase in deposits                                  (300)               -
 Increase in accrued management/consulting fees      24,000                -
 Increase in accounts payable                        49,889                -
  Net Cash used in Operating Activities            (277,671)         (18,076)

Cash Flows provided by Investing Activities:
 Increase (decrease) in advances for
 acquisitions                                             -          (74,000)
 Capital expenditure - computers                     (1,757)               -
 Net Cash provided by Investing Activities           (1,757)         (74,000)

Cash Flows from Financing Activities:
 Common stock issued for cash                       280,300          150,081
 Increase (decrease) in advances from
 shareholders                                          (935)             100
   Net Cash from Financing Activities               279,365           92,352

Net Increase (Decrease) in Cash                         (63)             276

Cash at Beginning of Period                             276                -

Cash at End of Period                                   213              276

                  See Accompanying Notes to Financial Statements

                           5G WIRELESS COMMUNICATIONS, INC.
                                (formerly Tesmark, Inc.)
                              NOTES TO FINANCIAL STATEMENTS

A.  ORGANIZATION AND ACCOUNTING POLICIES

5 G Wireless Communications, Inc. ("the Company") (formerly Tesmark, Inc.) was incorporated September 10, 1979, as an Idaho corporation.
On October 23, 1998 the Company merged with Tesmark, Inc., a Nevada corporation; the net effect was transfer of domicile of the corporation from Idaho to Nevada. In connection with this merger, the stock was forward split 500 for 1, resulting in an increase of the total outstanding shares to 2,500,100. The Company incurred $1,355 in reorganization costs in 2000, which was expensed in accordance with Statement of Position (SOP) 98-5. This statement requires that organizational expenses be expensed at the time they are incurred rather than amortized over a period of years.

In March of 2001, the Company merged with 5G Partners, (a private Canadian partnership), resulting in the changing of the Company's name from "Tesmark, Inc." to "5G Wireless Communications, Inc." Consideration per the acquisition agreement included issuance of 750,000 shares of the Company's common stock, (to be divided among 5G Partners' three officers), in exchange for 5G Partners' technology.
On March 20, 2001, the partners were issued 150,000 shares of the Company's common stock, in lieu of the agreed upon 750,000 shares, marking the finalization of the agreement. As of December 31, 2001, the outstanding 600,000 shares remained unissued. However, in March of 2002 the shares were issued to each of the three partners, with an additional to 50,000 shares per each recipient.

The Company recorded $525,000 as goodwill in connection with the issuance of the stock and cash, and wrote off $420,000 as an adjustment to the value of goodwill in the quarter ended March 31, 2001. The write-off reduced the value of the transaction to the estimated fair market value ($105,000) for the technology transferred to the Company in the transaction. At December 31, 2001, all goodwill remaining on the Company's balance sheet were expensed as acquisition costs; reflected on the Company's Statement of Operations.

During the year 2000, the Company was authorized by its Articles of Incorporation, as amended, to issue an aggregate of 50,000,000 shares of common stock at a par value of $.001, and 10,000,000 shares preferred stock, also at a par value of $.001. However, on July 10, 2001, a meeting of the Company's board of directors was held, wherein, it was agreed to an increase of the Company's authorized common stock to 150,000,000.

Financial Capacity

During the year 2001, the Company had no sales, no revenue and no interest income. The Company's computer purchase during the second quarter of 2001 is the Company's only capital expenditure for the year, and is reflected on the Company's December 31, 2001 financial statements accordingly. ($1,757 less $217 accumulated depreciation). The Company's expenses for the year 2001 consisted of, legal and accounting fees of $74,802 and $7,333 respectively; acquisition costs of $4,534,892, most of which were incurred through the Peteson Investments Pte. Ltd. acquisition (recently dissolved); consulting/marketing expenses of $881,462; officer and management compensation of $340,638; and various general and administrative costs, which collectively total $50,623.

Thus far, the debt incurred by operations has been satisfied primarily through the sale of the Company's common stock, as no revenue has yet been realized through the minimal operations. Therefore, it is anticipated that their ability to continue will, as in the past, be largely dependant upon the sale of common stock, cash on hand, various credit facilities available to the Company, and any internally generated funds.

The Company has devoted substantial resources to the build out of its networks and the expansion of its marketing programs. As a result, the Company has historically experienced operating losses and negative cash flows. These operating losses and negative cash flows may continue through additional periods, however, the Company is currently focusing on several new areas of expansion, including the development of a new market strategy, establishing a credit line, expanding their
network and hiring more technicians to service their networks.   The
Company intends to implement these new developments during the second quarter of 2002.

B.  COMMON STOCK

From September 1995 through January 1997, the Company issued 4,000 shares of common stock, valued at $1.00 per share (par value), as compensation to its officers, directors, shareholders and consultants in lieu of cash. On November 10, 1998, the Company elected to change par value from $1.00 to $.001 and then issued another 100 shares at $.001 per share (par value). As of December 31, 2001, the Company issued 150,000 shares in connection with the merger acquisition between Tesmark and 5G Partners, Inc., and 50,000 shares of common stock as compensation for consulting, all of which were re-valued as of December 31, 2001 from $.70 per share to $.05 per share. Additionally, 12,000,000 shares of the Company's common stock, valued at $.36 per share, were issued and held in escrow in connection with a pending merger with Peteson Investments Pte. Ltd. of Singapore, of those 12,000,000, 6,000,000 are to be returned to the Company as stated in the signed "Mutual Release Agreement".

Stock Based Compensation

Periodically, the Company issues stock to various service providers as a form of compensation. The services are valued at fair market value of the service performed, whereby, approximating the fair market value of the stock. Common stock issued for compensation during the year 2001 is as follows: 600,000 shares at $.25 per share, 4,156,667 shares at $.10 per share, 750,000 shares at $.12 per share, 1,395,000 shares at $.08 per share, 45,385 shares for $.06 per share, 4,350,000 shares at $.07 per share, and 1,200,000 shares at $.05 per share, for
a combined compensation value of $1,136,990.   As of the year ending
December 31, 2001, the Company's total issued and outstanding common stock totaled 41,168,668.

In order to incentivize and retain highly skilled employees, officers and directors, outsider service providers and to obtain general funding, the Company's Board of Directors occasionally grants unqualified stock options to various individuals, generally at equal or above market price.

C.  PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

In May 2000, the Company sold 20 units of common stock and warrants. Each unit consisted of 50,000 shares of common stock and one Class A Warrant to purchase 50,000 shares of common stock at twenty cents ($.20) and one Class B Warrant to purchase 50,000 shares of common stock at twenty-five cents ($.25) per share. The Class A Warrants may be exercised upon issuance and expire 365 days from the date of issuance, and the Class B Warrants may also be exercised upon issuance and expire on the 730th day after issuance. During the year 2001, the Company's common stock issued for cash included: 200,000 shares issued as a private placement; valued at $.25 per share ($50,000); 3,721,127 shares were issued on July 18, 2001; for a total cash value of $280,300 (less $44,500 offering costs), and 816,404 shares of common stock were issued for a cash value of $65,000 (less $5,200 offering costs) on August 14, 2001.

D. CONVERTIBLE PROMISSORY NOTE (UNCOLLECTABLE), AND TERMINATION OF INTENT TO ACQUIRE INTERACTIVE ENGINE, INC.

In June of 2000, the Company advanced funds for promissory notes a combined amount of $55,000 to Interactive Engine, Inc. The notes bore interest at 10%, and were due in 90 days. Although the notes gave the option of converting the entire amount, including interest, into its common stock, at terms to be negotiated prior to the 90-day renewal term, Interactive Engine would not settle. As of December 31, 2001, the promissory notes remained unpaid. Consequently, the debt was deemed "uncollectable" and was expensed accordingly, including accumulated interest ($57,829), as an acquisition cost (reflected in the December 31, 2001 Statement of Operations).

E.  ACQUISITION AGREEMENT WITH PETESON INVESTMENT, PTE. LTD.

On March 9, 2001, the Company entered into an acquisition with Peteson Investment, Pte Ltd. (Peteson), a privately held company providing wireless data solutions in Singapore. Wherein, the Company agreed to assume control of Peteson after verifying, through an independent attorney in Singapore, the corporate structure and names of all its shareholders. Tentative terms of the acquisition provided for the issuance of 12,000,000 restricted shares of the Company's common stock for 75% of the outstanding shares of Peteson Investment, Pte Ltd.

Although numerous closing dates were scheduled, Peteson continued to ignore their contractual obligations, causing the inability to close and the inconvenience continuously extending the date.

As of December 31, 2001, the acquisition remained unsettled, resulting in the Company's decision to begin action towards dissolution of the agreement.

F.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company adjusted the valuation of 150,000 shares of common stock, which were issued in connection with the merger between 5G Partners, Inc. and Tesmark, Inc., as well as the valuation of an additional 50,000 shares of common stock issued during the same time period for compensation. Originally, the shares were valued at $.70 per share, however, a new valuation of $.05 as specified by board members, was recorded in the Company's year-end December 31, 2001, financial statements.

Assets relating to acquisitions on the Company's balance sheets for the previous three quarters of 2001, including advances for acquisitions, goodwill and amortization of goodwill, were written off as acquisition expenses during the fourth quarter of 2001. The combined total of the above-mentioned transactions ($225,187) is included in the Statements of Operations for December 31, 2001, as a portion of the total balance of $4,534,892 in acquisition costs.

The Company's "accounts receivable" reflected a balance of $71,476 in the Company's financial statements for September 31, 2001. The entire balance related to the Peteson Investment Pte. Ltd. acquisition, resulting in the write-off of the entire "accounts receivable" balance, also reflected in the fourth quarter 2001 Statements of Operations, as a portion of the acquisition costs balance.

The Company's remaining balances for prepaid marketing and consulting contracts was written off in the fourth quarter as well. Out of the Company's three current contracts, two had reached their ending term in the fourth quarter of 2001, resulting in final balances being expensed. The third prepaid contract, however did not reach its ending term until April of 2002, but written off as well in December 31, 2001 financial statements, due to both non-performance and their eventual declaration of bankruptcy. The Company is currently seeking the return of the common stock issued (580,000 shares valued at $.10 per share), in accordance with the contract. Even so, the Company realizes the success in recovery of these shares to be highly unlikely, as the task of locating a former officer of the now non-existent company has thus far produced futile results. All balances involving these contracts are reflected as a portion of the consulting costs in the Company's December 31, 2001 Statements of Operations.

G.  SUBSEQUENT EVENTS

On January 10, 2002, the Company announced that it had realigned its operating management. The Company promoted Jerry Dix as President and CEO, Brian Corty as Chief Technical Officer and Secretary, Don Boudewyn and Assistant Secretary, and Bob Kirish as Treasurer and Director. The Company's newly appointed management also announced plans of changing focus, by way of certain changes to their business
strategy, reflecting capital market and strategic factors.   Under the
new management team, the Company will undertake a complete strategic review of its business lines, including analysis of capital consumption and profitability.

In February of 2002, the Company presented a "Mutual Release Agreement" to the officers of Peteson Investment Pte. Lt. On February 15, 2002, the agreement was signed by officers from both Peteson Investment Pte. Ltd. and 5G Wireless Communications, Inc., thus, releasing all contractual parties from any liabilities that may be associated with the acquisition activities. The agreement also provided for the return of 6,000,000 of the 12,000,000 shares issued per terms of the acquisition agreement, to the Company. In exchange for the 6,000,000 shares of the Company's common stock remaining in Singapore, Peteson agreed to assume all responsibility for debts incurred, contracts, agreements, commitments made, and equipment purchased having to do with the acquisition or any other project engaged in, by the Companies. Additionally, Peteson will assume responsibility for all past and present salaries and expenses incurred by the Companies officers during the Peteson acquisition period. The collective monetary value of the debt assumed by Peteson is approximately $6,000,000.

                                   EXHIBIT INDEX

Number                       Description

2.1 Agreement and Plan of Reorganization and Merger between Tesmark, Inc., an Idaho corporation, and the Registrant (formerly know as Tesmark, Inc.), a Nevada corporation, dated November 10, 1998 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 15, 1999).

2.2     Acquisition Agreement between the Registrant, and Richard
        Lejeunesse, Curtis Mearns, and Don Boudewyn, a partnership, (known as 5G Partners)dated December 15, 2000, as amended
        (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 14, 2001).

2.3 Share Purchase Agreement between the Registrant, and Sea Union Industries Pte. Ltd., Richard Lajeunesse, Rita Chou, Peter Chen, Yeo Lai Ann, Tan Lam Im, Choa So Chin, Tan Ching Khoon, Tan Sek Toh, and 5G Wireless Communication Pte. Inc. (formerly known as Peteson Investment Pte Ltd.), dated May 5, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K filed on June 5, 2001).

2.4 Purchase Agreement between the Registrant and Skyhub Asia Holdings Limited, eVision USA.com, and eBanker USA.com, dated May 19, 2001 (see below). The following Schedules to this agreement have been omitted: Schedule A - Purchaser Audited Financial Statements; Schedule B - Purchaser Interim Financial Statements; Schedule C - Company Financial Statements; Schedule D - Employment, Service & Pension Agreements of the Company; Schedule E - Real Property & Leases of the Company; Schedule F - Encumbrances on the Company's Assets; Schedule G - Company Litigation; Schedule H - Purchaser Litigation; Schedule I - Registered Trademarks, Trade Names & Patents of the Company; and Schedule J - Purchaser's Subsidiaries. In addition, the following attachments have been omitted: Subscription Agreement; and Shareholders' Agreement.

3.1     Articles of Incorporation, dated September 24, 1998
        (incorporated by reference to Exhibit 3 of the Form 10-SB filed on December 15, 1999).

3.2 Certificate of Amendment to the Articles of Incorporation, dated May 5, 2000 (incorporated by reference to Exhibit 3.3 of the Form SB-2 filed on January 10, 2002).

3.2 Certificate of Amendment to the Articles of Incorporation, dated January 19, 2001 (incorporated by reference to Exhibit
        3.1 of the Form 8-K filed on February 14, 2001).

3.3     Bylaws, dated October 30, 1998 (incorporated by reference to
        Exhibit 3 of the Form 10-SB filed on December 15, 1999).

4.1     2001 Stock Incentive Plan, dated November 1, 2001
       (incorporated by reference to Exhibit 10 of the Form S-8 filed on December 10, 2001).

4.2 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 30, 2002 (incorporated by reference to Exhibit
        4.1 of the Form S-8 filed on January 31, 2002).

4.3 Amended and Restated Stock Incentive Plan, dated January 30, 2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 31, 2002).

10.1    Consulting Agreement between the Registrant and Allan
        Schwabe, dated November 1, 2000 (see below).

10.2    Consulting Agreement between the Registrant and Cameron
        House Publishing, LLC, dated April 1, 2001 (see below).

10.3 Consulting Agreement between the Registrant and 519021 BC. Ltd., dated April 1, 2001 (see below).

10.4    Employment Agreement between the Registrant and Richard
        Lajeunesse, dated April 1, 2001 (see below).

10.5 Finder's Fee Agreement for Financing between the Registrant and Allen Schwabe, dated April 1, 2001 (see below).

10.6 Consulting Agreement between the Registrant and Michael Tan, dated May 1, 2001 (see below).

10.7 Consulting Agreement between the Registrant and Market Force Inc., dated May 3, 2001 (see below).

10.8    Employment Agreement between the Registrant and Cameron
        Robb, dated July 1, 2001 (see below).

10.9    Independent Contractor/Consulting Agreement between the
        Registrant and Brent Fouch, dated September 1, 2001
        (incorporated by reference to Exhibit 10 of the Form S-8 filed on October 4, 2001).

10.10   Independent Contractor/Consulting Agreement between the
        Registrant and Cameron Robb, dated November 1, 2001
        (incorporated by reference to Exhibit 10 of the Form S-8 filed on December 10, 2001).

10.11   Independent Contractor/Consulting Agreement between the
        Registrant and Michael Tan, dated November 1, 2001
        (incorporated by reference to Exhibit 10 of the Form S-8 filed on December 10, 2001).

10.12 Employment Agreement between the Registrant and Jerry Dix, dated February 1, 2002 (see below).

10.13  Employment Agreement between the Registrant and Don
       Boudewyn, dated February 1, 2002 (see below).

10.14  Consulting Services Agreement between the Registrant and
       Steve Lipman, dated February 6, 2002 (see below).

10.15  Consulting Services Agreement between the Registrant and
       Robert Kirish, dated February 6, 2002 (see below).

10.16 Employment Agreement between the Registrant and Brian Corty, dated March 1, 2002 (see below).

10.17  Employment Agreement Amendment between the Registrant and
       Don Boudewyn, dated April 1, 2002 (see below).