Form 10QSB
period 2002-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2002-05-20
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of March 31, 2002, the Registrant had 116,297,169 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              INDEPENDENT AUDITORS' REVIEW REPORT                         3

              BALANCE SHEET AS OF
              MARCH 31, 2002                                              4

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                           5

              STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                           6

              NOTES TO FINANCIAL STATEMENTS                               7

     ITEM 2.  PLAN OF OPERATION                                          11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        20

     ITEM 5.  OTHER INFORMATION                                          20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           20

SIGNATURE                                                                20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          INDEPENDENT AUDITORS' REVIEW


                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                 Sandy, Utah 84092
                             Fax & Phone (801) 572-3009


Board of Directors and Stockholders
5G Wireless Communications, Inc.
(Formerly Tesmark, Inc.)
Las Vegas, NV 89027

I have reviewed the accompanying balance sheet of 5G Wireless Communications, Inc. (Formerly Tesmark, Inc.) as of March 31, 2002, and the related statements of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 5G Wireless Communications, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/  Randy Simpson, CPA, P.C.
Randy Simpson, CPA, P.C.
A Professional Corporation
May 15, 2002
Sandy, Utah

                         5G WIRELESS COMMUNICATIONS, INC.
                                   BALANCE SHEET
                                   MARCH 31, 2002
                                    (Unaudited)

                                       ASSETS

Current Assets:
 Cash                                                       $       40,505
 Deposit                                                             2,350
 Advance for acquisition ( Wireless Think Tank)                    105,309
           Total Current Assets                                    148,164

Fixed Assets:
 Computer Equipment                                                  2,557
 Accumulated Depreciation                                             (236)
           Total Fixed Assets                                        2,321

                  TOTAL ASSETS                              $      150,485

                         LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                                           $       13,617
 Advances from officers/directors                                    3,145
 Accrued management/consulting fees                                 42,500
 Notes payable w/ accrued interest                                 250,055
           Total Current Liabilities                               309,317

Stockholders' Deficit:
 Preferred Stock $.001 par value; authorized
 10,000,000 shares; no shares outstanding at
 March 31, 2002.                                                         -
      Common Stock, $.001 par value; authorized
150,000,000 shares; with 116,297,169 issued and
 outstanding at March 31, 2002.                                    116,297
 Paid-In Capital                                                 9,146,848
 Accumulated Deficit                                            (9,421,977)
       Total Stockholders' Deficit                               (158,832)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                      $  150,485

                See Accompanying Notes to Financial Statements

                         5G WIRELESS COMMUNICATIONS, INC.
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                          Three Months       Three Months
                                              Ended               Ended
                                         March 31, 2002     March 31, 2001

Interest Income:                         $            -     $            -

Expenses:
 Interest / depreciation expenses                    72                  -
 Debt issuance costs                             26,000                  -
 Consulting & marketing expenses              3,333,290             43,813
 General and administrative expenses             25,492                122
 Officer compensation & management fees          48,000                  -
 Professional fees                               17,316                175
           Total Expenses                     3,450,170             44,110

Net Loss                                 $   (3,450,170)    $      (44,110)

Net Loss Per Common Share
 (Basic and Fully Dilutive)              $        (0.05)    $        (0.00)

Weighted Average Shares
 Common Stock Outstanding                    75,088,064         12,556,035

              See Accompanying Notes to Financial Statements

                      5G WIRELESS COMMUNICATIONS, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                           Three Months        Three Months
                                               Ended               Ended
                                          March 31, 2002      March 31, 2001

Cash Flows used in Operating Activities:
 Net Loss                                 $   (3,450,170)     $      (44,110)
 Expenses Not Requiring an Outlay
  of Cash:
 Common stock issued in write-off of
  goodwill -- acquisition of technology
  from 5G Partners                                     -            (420,000)
 Liabilities assumed by stockholder               47,655                   -
 Provision for depreciation                           18                   -
 Common stock issued for services              3,315,520              35,000

Changes to Operating Assets and
Liabilities:
 Increase in deposits                             (2,050)                  -
 Increase in accrued
 management/consulting fees payable               18,500                  -
 Decrease in accounts payable                    (36,272)                 -
 Net Cash used in Operating Activities          (106,799)          (429,110)

Cash Flows Provided by Investing
Activities:
 Advances for acquisition                       (105,309)          (105,000)
 Common stock issued for acquisitions                  -            525,000
 Capital expenditure - computers                    (800)                 -
 Net Cash used in Investing Activities          (106,109)           420,000

Cash Flows Provided by Financing
Activities:
 Increase in notes payable and accrued interest  250,055
 Increase in advances from officers/directors      3,145              9,006
 Net Cash Provided by Financing Activities       253,200              9,006
Net Increase (Decrease) in Cash                   40,292               (104)

Cash at Beginning of Period                          213                276

Cash at End of Period                             40,505                172

                   See Accompanying Notes to Financial Statements

                          5G WIRELESS COMMUNICATIONS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

A.  ORGANIZATION AND ACCOUNTING POLICIES

5 G Wireless Communications, Inc. ("Company") (formerly Tesmark, Inc.) was incorporated September 10, 1979, as an Idaho corporation. On October 23, 1998 the Company merged with Tesmark, Inc., a Nevada corporation; the net effect was transfer of domicile of the corporation from Idaho to Nevada. In connection with this merger, the stock was forward split 500 for 1, resulting in an increase of the total outstanding shares to 2,500,100. The Company incurred $1,355 in reorganization costs in 2000, which was expensed in accordance with Statement of Position ("SOP") 98-5. This statement requires that organizational expenses be expensed at the time they are incurred rather than amortized over a period of years.

In March of 2001, the Company merged with 5G Partners, (a private Canadian partnership), resulted in the changing of the Company's name from "Tesmark, Inc." to "5G Wireless Communications, Inc." Consideration included the issuance of 750,000 shares of the Company's common stock, (to be divided among 5G Partners' three officers), in exchange for 5G Partners' technology. On March 20, 2001, the partners were issued 150,000 shares of the Company's common stock, marking the finalization of the agreement, in lieu of the agreed upon 750,000 shares. As of December 31, 2001, 600,000 shares remained unissued. However, in March of 2002, the shares were issued to each of the three partners, with an additional 50,000 shares per recipient.

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

During the year 2000, the Company was authorized by its Articles of Incorporation, as amended, to issue an aggregate of 50,000,000 shares of common stock at a par value of $.001, and 10,000,000 shares preferred stock, also at a par value of $.001. On July 10, 2001, a meeting of the Company's board of directors was held, wherein, it was agreed to an increase of the Company's authorized common stock to 150,000,000 shares.

Financial Capacity

In February of 2002, the Company entered into a debenture whereby it received a wire transfer of $250,000 with guarantee of a second wire in the amount of $100,000. The entire $350,000 carries an interest rate of 5%, and is payable in three years. As collateral, the Company issued 16,000,000 shares at par value ($.001) to be held in escrow until further notice, thus providing the Company with an additional debt satisfaction option should they choose to convert all or some of the debt to common stock.

To date, most debt incurred by the Company is satisfied through the sale of the Company's common stock or advances from officers, as no revenue has yet been realized through its minimal operations. Therefore, it is anticipated that their ability to continue will, as in the past, be largely dependant upon the sale of common stock, cash on hand, various credit facilities available to the Company, and any internally generated funds.

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

B.  COMMON STOCK REVISIONS

As of December 31, 2001, the Company issued 150,000 shares in connection with the merger acquisition between Tesmark and 5G Partners, Inc., and 50,000 shares of common stock as compensation for consulting, all of which were re-valued as of December 31, 2001 from $.70 per share to $.05 per share. Additionally, 12,000,000 shares of the Company's common stock, valued at $.36 per share, were issued and held in escrow in connection with a pending merger with Peteson Investments Pte. Ltd. ("Peteson"), a privately held company providing wireless data solutions in Singapore. Of those 12,000,000, 6,000,000 are to be returned to the Company as stated in the signed Mutual Release Agreement (see Note E below). All shares issued for acquisitions have been expensed as the Company has elected not to pursue the acquisitions' line of business or technology.

Stock Based Compensation

In order to incentivize and retain highly skilled employees, officers and directors, outsider service providers and to obtain general funding, the Company's Board of Directors occasionally grants unqualified stock options to various individuals, generally at equal or above market price.

Also, the Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed, as well as the fair market value of the stock when issued. As of the March 31, 2002, the Company's total issued and outstanding common stock totaled 116,297,169.

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

D. CONVERTIBLE PROMISSORY NOTE (UNCOLLECTABLE), AND TERMINATION OF INTENT TO ACQUIRE INTERACTIVE ENGINE, INC.

In June of 2000, the Company advanced funds for a promissory note in the amount of $55,000 to Interactive Engine, Inc. The notes bore interest at 10%, and were due in 90 days. Although the notes gave the option of converting the entire amount, including interest, into its common stock, at terms to be negotiated prior to the 90-day renewal term, Interactive Engine and the Company could not come to terms. The Company reserved the note and accrued interest as uncollectable at December 31, 2000. No activity occurred in 2001 and the Company eliminated the note and the related reserve from its balance sheet at December 31, 2001.

E.  ACQUISITION AGREEMENT WITH PETESON INVESTMENT, PTE. LTD.

On March 9, 2001, the Company entered into an acquisition agreement with Peteson. Under this agreement, the Company agreed to assume control of Peteson after verifying, through an independent attorney in Singapore, the corporate structure and names of all its shareholders. Tentative terms of the acquisition provided for the issuance of 12,000,000 restricted shares of the Company's common stock for 75% of the outstanding shares of Peteson Investment, Pte Ltd.

Although numerous closing dates were scheduled, Peteson continued to ignore their contractual obligations, causing the inability to close and the inconvenience of continuously extending the date.

In February of 2002, the Company presented a Mutual Release Agreement to the officers of Peteson Investment Pte. Lt. On February 15, 2002, the agreement was signed by officers from both Peteson Investment Pte. Ltd. and 5G Wireless Communications, Inc., thus, releasing all contractual parties from any liabilities that may be associated with the acquisition activities. The agreement also provided for the return of 6,000,000 of the 12,000,000 shares issued per terms of the
acquisition agreement, to the Company.   In exchange for the 6,000,000
shares of the Company's common stock remaining in Singapore; Peteson agreed to assume all responsibility for debts incurred, contracts, agreements, commitments made, and equipment purchased having to do with the acquisition or any other project engaged in, by the Companies. Additionally, Peteson has assumed, in accordance with the agreement, responsibility for all past and present salaries and expenses incurred by the Companies officers during the Peteson acquisition period. The collective monetary value of the debt assumed by Peteson is approximately $6,000,000.

F.  2001 FOURTH QUARTER ADJUSTMENTS

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

Assets relating to acquisitions on the Company's balance sheets for the first three quarters of 2001, including advances for acquisitions, goodwill and amortization of goodwill, were written off as acquisition expenses during the fourth quarter of 2001. The combined total of the above-mentioned transactions ($225,187) is included in the Statements of Operations for December 31, 2001, as a portion of the total balance of $4,534,892 in acquisition costs.

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

G.  NEWLY APPOINTED MANAGEMENT

On January 10, 2002, the Company announced the realignment of its operating management. The Company promoted Jerry Dix as President and CEO, Brian Corty as Chief Technical Officer and Secretary, Don Boudewyn and Assistant Secretary, and Bob Kirish as Treasurer and Director. The Company's newly appointed management also announced plans of changing focus by way of certain changes to their business
strategy, reflecting capital market and strategic factors.   Under the
new management team, the Company will undertake a complete strategic review of its business lines, including analysis of capital consumption and profitability.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

(a)  Business of the Registrant.

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

     The Registrant's rollout will balance the needs of an initial base location and our evolving network footprint. The network footprint is the single greatest asset of the Registrant. The Registrant's network engineers can accurately predict capabilities, extensive network modeling and business intelligence analysis into one integrated environment, providing opportunities to optimize the value of our network coverage. This means the Registrant will have a cost advantage compared to its closest competitor.

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

     The Registrant has devoted substantial resources to the build out of its networks and the expansion of its marketing programs. As a result, the Registrant has historically experienced operating losses and negative cash flows. These operating losses and negative cash flows may continue through additional periods, however, the Registrant is currently focusing on several new areas of expansion, including the development of a new market strategy, establishing a credit line, expanding their network and hiring more technicians to service their networks. The Registrant intends to implement these new developments during the second quarter of 2002.

(b)  Financing Plan of Operation.

     On February 12, 2002, the Registrant closed on a private placement funding with investors represented by May Davis Group, Inc. through subscription agreements. The funding consists of a total of $250,000 principal amount, 5% coupon convertible debentures due in
2005.    This funding was placed with a total of 2 investors, both of whom are accredited. These debentures are convertible into common stock of the Registrant at (i) 120% of the closing bid price (as reported by Bloomberg) on the closing date, or (ii) 75% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg) during the ten (10) trading days immediately prior to the conversion date. As collateral, the Registrant issued 16,000,000 shares at par value ($.001) to be held in escrow until further notice, thus providing the Registrant with an additional debt satisfaction option should they choose to convert all or some of the debt to common stock.

     To date, most debt incurred by the Registrant is satisfied through the sale of the Registrant's common stock or advances from officers, as no revenue has yet been realized through its minimal operations. Therefore, it is anticipated that their ability to continue will, as in the past, be largely dependant upon the sale of common stock, cash on hand, various credit facilities available to the Registrant, and any internally generated funds.

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

     The Registrant has incurred losses from operations: $75,905 for the fiscal year ended December 31, 2000, $5,889,967 for the fiscal year ended December 31, 2001, and $3,450,170 for the three months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $9,421,977.

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

(j)  Control by Officers and Directors Over Affairs of the
Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 25% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Specific Sales.

     The Registrant sold the following securities without registration (restricted) during the three months ended March 31, 2002:

     (a) On February 12, 2002, the Registrant closed on a private placement funding with investors represented by May Davis Group, Inc. through subscription agreements (see Exhibit 4.4 to this Form 10-QSB). The funding consists of a total of $250,000 principal amount, 5% coupon convertible debentures due in 2005. Funds were paid out of an escrow account at First Union National Bank (see Exhibit 4.5 to this Form 10-QSB), as follows: (i) the Registrant received $224,000; (b) legal fees and other expenses of $6,000; and (c) commissions of $20,000 to May Davis Group, Inc.). This funding was placed with a total of 2 investors, both of whom are accredited. These debentures are convertible into common stock of the Registrant at (i) 120% of the closing bid price (as reported by Bloomberg) on the closing date, or
(ii) 75% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg) during the ten (10) trading days immediately prior to the conversion date.

     (b) On February 13, 2002, the Registrant issued 16,000,000 shares of common stock, which have been deposited into an escrow account held by Joseph LaRocco, Esq. pursuant to the terms of the debenture offering until further notice (see Exhibit 4.6 to this Form 10-QSB). An interest in these shares is secured by a security agreement in favor of the investors (see Exhibit 4.7 to this Form 10-
QSB).

     (c) On February 20, 2002, the Registrant issued a total of 31,313,604 shares of common stock to five individuals for various consulting services to be performed for the Registrant (three of these individuals are affiliates of the Registrant). These shares were valued at $0.054 per share. On this date the closing trading price of the stock was $0.06.

     (d) On February 27, 2002, the Registrant issued 500,000 shares of common stock to the chief operating officer of the Registrant for consulting services to be performed for the Registrant. These shares were valued at $0.054 per share. On this date the closing trading price of the stock was $0.06.

     (e)  On March 8, 2002, the Registrant issued a total of
11,078,946 shares of common stock to the president of the Registrant for consulting services to be performed for the Registrant. These shares were valued at $0.045 per share. On this date, the closing trading price of the stock was $0.06.

     (f) On March 19, 2001, the Registrant issued 100,000 shares of common stock to one company for consulting services rendered to the company. These shares were valued at $0.054 per share.

     On this date, the Registrant also issued a total of 750,000 shares of common stock to three individuals (one of which is an affiliate of the Registrant) in connection with the Registrant's previous merger with 5G Partners, a private Canadian partnership. These shares were valued at $0.054 per share.

     On March 19, 2002, the closing trading price of the stock was $0.06.

(b)  General Information.

     Other than as set forth above, no commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated or accredited investors as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     5G Wireless Communications, Inc.


Dated: May 17, 2002                  By: /s/  Jerry Dix
                                     Jerry Dix, President

                                  EXHIBIT INDEX

Number                          Exhibit Description

2.1 Agreement and Plan of Reorganization and Merger between Tesmark, Inc., an Idaho corporation, and the Registrant (formerly know as Tesmark, Inc.), a Nevada corporation, dated November 10, 1998 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 15, 1999).

2.2 Acquisition Agreement between the Registrant, and Richard Lejeunesse, Curtis Mearns, and Don Boudewyn, a partnership (known as 5G Partners), dated December 15, 2000, as amended (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 14, 2001).

2.3 Share Purchase Agreement between the Registrant, and Sea Union Industries Pte. Ltd., Richard Lajeunesse, Rita Chou, Peter Chen, Yeo Lai Ann, Tan Lam Im, Choa So Chin, Tan Ching Khoon, Tan Sek Toh, and 5G Wireless Communication Pte. Inc. (formerly known as Peteson Investment Pte Ltd.), dated May 5, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K filed on June 5, 2001).

2.4    Purchase Agreement between the Registrant and Skyhub Asia
       Holdings Limited, eVision USA.com, and eBanker USA.com, dated May 19, 2001 (incorporated by reference to Exhibit 2.4 of the Form 10-KSB filed on April 18, 2002).

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

4.4 Form of Subscription Agreement Between the Registrant and investors, dated February 12, 2002 (including the following exhibits: Exhibit A: Form of Notice Of Conversion; Exhibit
       B: Form of Registration Rights Agreement; Exhibit C: Form of Debenture; and Exhibit D: Form of Opinion of Registrant's Counsel) (the following to this agreement have been omitted:
       Exhibit E: Board Resolution; Schedule 3(A): Subsidiaries;
       Schedule 3(C): Capitalization; Schedule 3(E): Conflicts;
       Schedule 3(G): Material Changes; Schedule 3(H): Litigation;
       Schedule 3(L): Intellectual Property; Schedule 3(n): Liens; and Schedule 3(t): Certain Transactions) (see below).

4.5 Escrow Agreement between the Registrant, First Union Bank, and May Davis Group, Inc., dated February 12, 2002 (see below).

4.6    Form of Escrow Agreement between the Registrant, Joseph B.
       LaRocco, Esq., and investors, dated February 12, 2002 (see below).

4.7 Security Agreement (Stock Pledge) between the Registrant and investors, dated February 12, 2002 (see below).

10.1   Consulting Agreement between the Registrant and Allan
       Schwabe, dated November 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 18, 2002).

10.2   Consulting Agreement between the Registrant and Cameron
       House Publishing, LLC, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 18, 2002).

10.3   Consulting Agreement between the Registrant and 519021 BC.
       Ltd., dated April 1, 2001 (incorporated by reference to
       Exhibit 10.3 of the Form 10-KSB filed on April 18, 2002).

10.4   Employment Agreement between the Registrant and Richard
       Lajeunesse, dated April 1, 2001 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on April 18, 2002).

10.5 Finder's Fee Agreement for Financing between the Registrant and Allen Schwabe, dated April 1, 2001 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on April 18, 2002).

10.6 Consulting Agreement between the Registrant and Michael Tan, dated May 1, 2001 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 18, 2002).

10.7 Consulting Agreement between the Registrant and Market Force Inc., dated May 3, 2001 (incorporated by reference to
       Exhibit 10.7 of the Form 10-KSB filed on April 18, 2002).

10.8   Employment Agreement between the Registrant and Cameron
       Robb, dated July 1, 2001 (incorporated by reference to
       Exhibit 10.8 of the Form 10-KSB filed on April 18, 2002).

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

10.12 Employment Agreement between the Registrant and Jerry Dix, dated February 1, 2002 (incorporated by reference to Exhibit
       10.12 of the Form 10-KSB filed on April 18, 2002).

10.13  Employment Agreement between the Registrant and Don
       Boudewyn, dated February 1, 2002 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 18, 2002).

10.14  Consulting Services Agreement between the Registrant and
       Steve Lipman, dated February 6, 2002 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 18, 2002).

10.15  Consulting Services Agreement between the Registrant and
       Robert Kirish, dated February 6, 2002 (incorporated by reference to Exhibit 10.15 of the Form 10-KSB filed on April 18, 2002).

10.16 Employment Agreement between the Registrant and Brian Corty, dated March 1, 2002 (incorporated by reference to Exhibit
       10.16 of the Form 10-KSB filed on April 18, 2002).

10.17  Employment Agreement Amendment between the Registrant and
       Don Boudewyn, dated April 1, 2002 (incorporated by reference to Exhibit 10.17 of the Form 10-KSB filed on April 18, 2002).

                               EX-4.4
                       SUBSCRIPTION AGREEMENT

THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF SUCH LAWS. THE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SUCH LAWS PURSUANT TO REGISTRATION OR AN EXEMPTION THEREFROM. THE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OR ADEQUACY OF THE OFFERING MATERIALS. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

FORM OF SUBSCRIPTION AGREEMENT

To:  5G WIRELESS COMMUNICATIONS, INC.

     This Subscription Agreement is made between 5G WIRELESS COMMUNICATIONS, INC., a Nevada corporation, (the "Company"), and the undersigned prospective purchaser ("Purchaser") who is subscribing hereby for the Company's convertible debentures (the "Debentures").
This subscription is submitted to you in accordance with and subject to the terms and conditions described in this Subscription Agreement, together with any Exhibits thereto, relating to an offering (the "Offering") of up to $350,000 of Debentures. The Offering is limited to accredited investors and is made in accordance with the exemptions from registration provided for under Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act ("Regulation D").

1.  SUBSCRIPTION.

     (a) The Purchaser hereby irrevocably subscribes for and agrees to purchase that amount of Debentures as stated on the signature page upon the terms set forth in this Subscription Agreement. The Debentures shall pay a 5% cumulative interest, payable in arrears at the time of each conversion, in cash or in common stock of the Company, $.001 par value ("Common Stock"), at the Company's option.
If paid in Common Stock, the number of shares of the Company's Common Stock to be received shall be determined pursuant to the conversion terms of the Debenture. If the dividend is to be paid in cash, the Company shall make such payment within five (5) business days of the conversion date. If the dividend is to be paid in Common Stock, said Common Stock shall be delivered to the Purchaser, or per Purchaser's instructions, within five (5) business days of the conversion date. The Debentures are subject to automatic conversion at the end of three
(3) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the terms set forth in the Debenture. The closing shall be deemed to have occurred on the date funds, less placement fees, escrow fees and attorney fees, are received by the Company (the "Closing Date"). Funds shall be disbursed from escrow as follows: net proceeds shall be disbursed from escrow upon the execution and delivery of all Transaction Documents, including a Security Agreement and Escrow Agreement for 16,000,000 shares of Common Stock securing the debenture loan. Delivery may be made of the Transaction Documents (as defined below) by e-mail, and execution may be evidenced by faxed signature pages. "Transaction Documents" shall mean this Subscription Agreement, the Registration Rights Agreement, the Debentures, the Escrow Agreement and all exhibits to any of the aforementioned documents.

     (b) Upon receipt by the Company of the requisite payment for the Debentures being purchased, the Debentures so purchased will be forwarded by the Escrow Agent to the Purchaser or its broker, as listed on the signature page, and the name of such Purchaser will be registered on the Debenture transfer books of the Company as the record owner of such Debentures. The Escrow Agent shall not be liable for any action taken or omitted by him in good faith and in no event shall the Escrow Agent be liable or responsible except for the Escrow Agent's own gross negligence or willful misconduct. The Escrow Agent has made no representations or warranties in connection with this transaction and has not been involved in the negotiation of the terms of this Agreement or any matters relative thereto. The Company and Purchaser each agree to indemnify and hold harmless the Escrow Agent from and with respect to any suits, claims, actions or liabilities arising in any way out of this transaction including the obligation to defend any legal action brought which in any way arises out of or is related to this Agreement.

     (c) As long as the Purchaser owns the Debenture, the Purchaser shall have the right to change the terms for the balance of the Debenture it then holds, to match the terms of any other debenture offering made by the Company.

     (d) Conditions Precedent. The following shall be conditions precedent to closing and release of funds from escrow: (i) the Company arranges to have 16,000,000 shares of its Common Stock placed into escrow as a stock pledge and (ii) all Transaction Documents are properly executed.

2.  REPRESENTATIONS AND WARRANTIES.

     The Purchaser hereby represents and warrants to, and agrees with, the Company as follows:

     a. The Purchaser has been furnished with, and has carefully read the applicable form of Registration Rights Agreement annexed hereto as Exhibit B (the "Registration Rights Agreement"), and the Debenture annexed hereto as Exhibit C and is familiar with and understands the terms of the Offering. With respect to tax and other economic considerations involved in his investment, the Purchaser is not relying on the Company. The Purchaser has carefully considered and has, to the extent the Purchaser believes such discussion necessary, discussed with the Purchaser 's professional legal, tax, accounting and financial advisors the suitability of an investment in the Company, by purchasing the Debentures, for the Purchaser 's particular tax and financial situation and has determined that the investment being made by the Purchaser is a suitable investment for the Purchaser.

     b. The Purchaser acknowledges that all documents, records, and books pertaining to this investment which the Purchaser has requested have been made available for inspection or the Purchaser has had access thereto.

     c. The Purchaser has had a reasonable opportunity to ask questions of and receive answers from a person or persons acting on behalf of the Company concerning the Offering and if such opportunity was taken, all such questions have been answered to the full satisfaction of the Purchaser.

     d. The Purchaser will not sell or otherwise sell the Debentures or the Common Stock issued upon conversion of the Debentures without registration under the 1933 Act or applicable state securities laws or compliance with an exemption therefrom. The Debentures have not been registered under the 1933 Act or under the securities laws of any state. Resales of the Common Stock underlying the Debentures or issued in payment of accrued interest on the Debentures are to be registered by the Company pursuant to the terms of the Registration Rights Agreement attached hereto as Exhibit B and incorporated herein and made a part hereof. The Purchaser represents that the Purchaser is purchasing the Debentures for the Purchaser's own account, for investment and not with a view to resale or distribution except in compliance with the 1933 Act. The Purchaser has not offered or sold any portion of the Debentures being acquired nor does the Purchaser have any present intention of dividing the Debentures with others or of selling, distributing or otherwise disposing of any portion of the Debentures either currently or after the passage of a fixed or determinable period of time or upon the occurrence or non-occurrence of any predetermined event or circumstance in violation of the 1933 Act. Except as provided in the Registration Rights Agreement, the Company has no obligation to register the Common Stock underlying Debentures and the Common Stock that may be issued in lieu of cash dividends.

     e. The Purchaser recognizes that an investment in the Debentures involves substantial risks, including loss of the entire amount of such investment. Further, the Purchaser has carefully read and considered the schedule entitled Pending Litigation matters attached hereto as Schedule 3(h).

     f. The Purchaser acknowledges that each certificate representing the Debentures (and the shares of Common Stock issued upon conversion of the Debentures, unless registered) or in payment of dividends on the Debentures shall be stamped or otherwise imprinted with a legend substantially in the following form:

       THE SECURITIES EVIDENCED BY THIS CERTIFICATE MAY NOT BE OFFERED OR SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, (ii) TO THE EXTENT APPLICABLE, PURSUANT TO RULE 144 UNDER THE ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (iii) PURSUANT TO AN AVAILABLE EXEMPTION FROM REGISTRATION UNDER SUCH ACT.

If Purchaser sends a Notice of Conversion and indicates on said notice that the conversion is for an immediate sale, then in such event the Company shall have its transfer agent send Purchaser the appropriate number of shares of Common Stock without restrictive legends and not subject to stop transfer instructions.

     g. The Purchaser acknowledges and agrees that it shall not be entitled to seek any remedies with respect to the Offering from any party other than the Company.

     h. If this Subscription Agreement is executed and delivered on behalf of a corporation: (i) such corporation has the full legal right and power and all authority and approval required (a) to execute and deliver, or authorize execution and delivery of, this Subscription Agreement and all other instruments (including, without limitation, the Registration Rights Agreement) executed and delivered by or on behalf of such corporation in connection with the purchase of the Debentures and (b) to purchase and hold the Debentures; and (ii) the signature of the party signing on behalf of such corporation is binding upon such corporation.

     i. The Purchaser is not subscribing for the Debentures as a result of, or pursuant to, any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio or presented at any seminar or meeting.

     j. The Purchaser is purchasing the Debentures for its own account for investment, and not with a view toward the resale or distribution thereof, except pursuant to sales registered or exempted from registration under the 1933 Act; provided, however, that by making the representations herein, Purchaser does not agree to hold any of the Debentures for any minimum or other specific term and reserves the right to dispose of the Debentures at any time in accordance with or pursuant to a registration statement or an exemption under the 1933 Act. Purchaser is neither an underwriter of, nor a dealer in, the Debentures or the Common Stock issuable upon conversion thereof or upon the payment of dividends thereon and is not participating in the distribution or resale of the Debentures or the Common Stock issuable upon conversion or exercise thereof.

     k. The Purchaser or the Purchaser's representatives, as the case may be, has such knowledge and experience in financial, tax and business matters so as to enable the Purchaser to utilize the information made available to the Purchaser in connection with the Offering to evaluate the merits and risks of an investment in the Debentures and to make an informed investment decision with respect thereto. Mark Tow, Esq. has acted as attorney for the Company and Joseph B. LaRocco has acted as attorney for May Davis Group, Inc. and neither has acted as counsel to the Purchaser.

3.  REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

     Except as set forth in the Schedules attached hereto, the Company represents and warrants to the Purchaser that:

     a. Organization and Qualification. The Company and its "SUBSIDIARIES" (which for purposes of this Subscription Agreement means any entity in which the Company, directly or indirectly, owns capital stock or holds an equity or similar interest) (a complete list of which is set forth in Schedule 3(a)) are corporations duly organized and validly existing in good standing under the laws of the respective jurisdictions of their incorporation, and have the requisite corporate power and authorization to own their properties and to carry on their business as now being conducted. Each of the Company and its Subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which its ownership of property or the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing would not have a Material Adverse Effect. As used in this Subscription Agreement, "MATERIAL ADVERSE EFFECT" means any material adverse effect on the business, properties, assets, operations, results of operations, financial condition or prospects of the Company and its Subsidiaries, if any, taken as a whole, or on the transactions contemplated hereby or by the agreements and instruments to be entered into in connection herewith, or on the authority or ability of the Company to perform its obligations under the Transaction Documents (as defined in Section 3(b)below).

     b. Authorization; Enforcement; Compliance with Other Instruments. (i) The Company has the requisite corporate power and authority to enter into and perform this Subscription Agreement, the Registration Rights Agreement and the Escrow Agreement, and each of the other agreements entered into by the parties hereto in connection with the transactions contemplated by this Subscription Agreement (collectively, the "TRANSACTION DOCUMENTS"), and to issue the Debentures in accordance with the terms hereof and thereof, (ii) the execution and delivery of the Transaction Documents by the Company and the consummation by it of the transactions contemplated hereby and thereby, including without limitation the reservation for issuance and the issuance of the Debentures pursuant to this Subscription Agreement, have been duly and validly authorized by the Company's Board of Directors and no further consent or authorization is required by the Company, its Board of Directors, or its shareholders, (iii) the Transaction Documents have been duly and validly executed and delivered by the Company, and (iv) the Transaction Documents constitute the valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by general principles of equity or applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally, the enforcement of creditors' rights and remedies.

     c. Capitalization. As of the date hereof, the authorized capital stock of the Company consists of (i) 150,000,000 shares of Common Stock, of which as of the date hereof approximately 22,128,284 shares are issued and outstanding, 10,000,000 shares of Preferred Stock, of which as of the date hereof -0- shares are issued and outstanding. All of such outstanding shares have been, or upon issuance will be, validly issued and are fully paid and nonassessable. Except as disclosed in Schedule 3(c) which is attached hereto and made a part hereof, (i) no shares of the Company's capital stock are subject to preemptive rights or any other similar rights or any liens or encumbrances suffered or permitted by the Company, (ii) there are no outstanding debt securities, (iii) there are no outstanding shares of capital stock, options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its Subsidiaries, or contracts, commitments, understandings or arrangements by which the Company or any of its Subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its Subsidiaries or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its Subsidiaries, (iv) there are no agreements or arrangements under which the Company or any of its Subsidiaries is obligated to register the sale of any of their securities under the 1933 Act (except the Registration Rights Agreement), (v) there are no outstanding securities of the Company or any of its Subsidiaries which contain any redemption or similar provisions, and there are no contracts, commitments, understandings or arrangements by which the Company or any of its Subsidiaries is or may become bound to redeem a security of the Company or any of its Subsidiaries, (vi) there are no securities or instruments containing anti-dilution or similar provisions that will be triggered by the issuance of the Securities as described in this Subscription Agreement, (vii) the Company does not have any stock appreciation rights or "phantom stock" plans or agreements or any similar plan or agreement and (viii) there is no dispute as to the class of any shares of the Company's capital stock. The Company has furnished to the Purchaser, or the Purchaser has had access through EDGAR to, true and correct copies of the Company's Articles of Incorporation, as in effect on the date hereof (the "ARTICLES OF INCORPORATION"), and the Company's By-laws, as in effect on the date hereof (the "BY-LAWS '), and the terms of all securities convertible into or exercisable for Common Stock and the material rights of the holders thereof in respect thereto.

     d. Issuance of Debentures. A sufficient number of Debentures issuable pursuant to this Subscription Agreement, but not more than 19.99% of the shares of Common Stock outstanding as of the date hereof (if the Company becomes listed on Nasdaq or the American Stock Exchange), has been duly authorized and reserved for issuance pursuant to this Subscription Agreement. Upon issuance in accordance with this Subscription Agreement, the Debentures will be validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof. In the event the Company cannot register a sufficient number of shares of Common Stock, due to the remaining number of authorized shares of Common Stock being insufficient, the Company will use its best efforts to register the maximum number of shares it can based on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

     e. No Conflicts. The execution, delivery and performance of the Transaction Documents by the Company and the consummation by the Company of the transactions contemplated hereby and thereby will not
(i) result in a violation of the Articles of Incorporation, any Certificate of Designations, Preferences and Rights of any outstanding series of preferred stock of the Company or the By-laws or (ii) conflict with, or constitute a material default (or an event which with notice or lapse of time or both would become a material default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, contract, indenture mortgage, indebtedness or instrument to which the Company or any of its Subsidiaries is a party, or result in a violation of any law, rule, regulation, order, judgment or decree, including United States federal and state securities laws and regulations and the rules and regulations of the principal securities exchange or trading market on which the Common Stock is traded or listed (the "Principal Market"), applicable to the Company or any of its Subsidiaries or by which any property or asset of the Company or any of its Subsidiaries is bound or affected. Except as disclosed in Schedule 3(e), neither the Company nor its Subsidiaries is in violation of any term of, or in default under, the Articles of Incorporation, any Certificate of Designations, Preferences and Rights of any outstanding series of preferred stock of the Company or the By-laws or their organizational charter or by-laws, respectively, or any contract, agreement, mortgage, indebtedness, indenture, instrument, judgment, decree or order or any statute, rule or regulation applicable to the Company or its Subsidiaries, except for possible conflicts, defaults, terminations, amendments, accelerations, cancellations and violations that would not individually or in the aggregate have a Material Adverse Effect. The business of the Company and its Subsidiaries is not being conducted, and shall not be conducted, in violation of any law, statute, ordinance, rule, order or regulation of any governmental authority or agency, regulatory or self-regulatory agency, or court, except for possible violations the sanctions for which either individually or in the aggregate would not have a Material Adverse Effect. Except as specifically contemplated by this Subscription Agreement and as required under the 1933 Act, the Company is not required to obtain any consent, authorization, permit or order of, or make any filing or registration (except the filing of a registration statement) with, any court, governmental authority or agency, regulatory or self-regulatory agency or other third party in order for it to execute, deliver or perform any of its obligations under, or contemplated by, the Transaction Documents in accordance with the terms hereof or thereof. All consents, authorizations, permits, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof and are in full force and effect as of the date hereof. Except as disclosed in Schedule 3(e), the Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing. The Company is not, and will not be, in violation of the listing requirements of the Principal Market as in effect on the date hereof and on each of the Closing Dates and is not aware of any facts which would reasonably lead to delisting of the Common Stock by the Principal Market in the foreseeable future.

     f. SEC Documents; Financial Statements. Since January 1, 2001, the Company has filed all reports, schedules, forms, statements and other documents required to be filed by it with the Securities and Exchange Commission ("SEC") pursuant to the reporting requirements of the Securities and Exchange Act of 1934 ("1934 Act") (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents incorporated by reference therein being hereinafter referred to as the "SEC DOCUMENTS"). The Company has delivered to the Purchaser or its representatives, or they have had access through EDGAR, to true and complete copies of the SEC Documents. As of their respective dates, the SEC Documents complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents, and none of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates, the financial statements of the Company included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto, or (ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments). No other written information provided by or on behalf of the Company to the Purchaser which is not included in the SEC Documents, including, without limitation, information referred to in Section 3(d) of this Subscription Agreement, contains any untrue statement of a material fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstance under which they are or were made, not misleading. Neither the Company nor any of its Subsidiaries or any of their officers, directors, employees or agents have provided the Purchaser with any material, nonpublic information which was not publicly disclosed prior to the date hereof and any material, nonpublic information provided to the Purchaser by the Company or its Subsidiaries or any of their officers, directors, employees or agents prior to any Closing Date shall be publicly disclosed by the Company prior to such Closing Date.

     g. Absence of Certain Changes. Except as disclosed in Schedule 3(g) or the SEC Documents filed at least five (5) days prior to the date hereof, since May 15, 2001, there has been no change or development in the business, properties, assets, operations, financial condition, results of operations or prospects of the Company or its Subsidiaries which has had or reasonably could have a Material Adverse Effect. The Company has not taken any steps, and does not currently expect to take any steps, to seek protection pursuant to any bankruptcy law nor does the Company or its Subsidiaries have any knowledge or reason to believe that its creditors intend to initiate involuntary bankruptcy proceedings.

     h. Absence of Litigation. Except as set forth in Schedule 3(h), there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of Company or any of its Subsidiaries, threatened against or affecting the Company, the Common Stock or any of the Company's Subsidiaries or any of the Company's or the Company's Subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a Material Adverse Effect.

     i. Acknowledgment Regarding the Purchase of Debentures. The Company acknowledges and agrees that the Purchaser is acting solely in the capacity of arm's length investor with respect to the Transaction Documents and the transactions contemplated hereby and thereby. The Company further acknowledges that the Purchaser is not acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to the Transaction Documents and the transactions contemplated hereby and thereby and any advice given by the Purchaser or any of its respective representatives or agents in connection with the Transaction Documents and the transactions contemplated hereby and thereby is merely incidental to the Purchaser's purchase of the Debentures. The Company further represents to the Purchaser that the Company's decision to enter into the Transaction Documents has been based solely on the independent evaluation by the Company and its representatives.

     j. No Undisclosed Events, Liabilities, Developments or Circumstances. No event, liability, development or circumstance has occurred or exists, or to its knowledge is contemplated to occur, with respect to the Company or its Subsidiaries or their respective business, properties, assets, prospects, operations or financial condition, that would be required to be disclosed by the Company under applicable securities laws on a registration statement filed with the SEC relating to an issuance and sale by the Company of its Common Stock and which has not been publicly announced.

     k. Employee Relations. Neither the Company nor any of its Subsidiaries is involved in any union labor dispute nor, to the knowledge of the Company or any of its Subsidiaries, is any such dispute threatened. Neither the Company nor any of its Subsidiaries is a party to a collective bargaining agreement, and the Company and its Subsidiaries believe that relations with their employees are good. No executive officer (as defined in Rule 501(f) of the 1933 Act) has notified the Company that such officer intends to leave the Company's employ or otherwise terminate such officer's employment with the Company.

     l. Intellectual Property Rights. The Company and its Subsidiaries own or possess adequate rights or licenses to use all trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets and rights necessary to conduct their respective businesses as now conducted. Except as set forth on Schedule 3(l), none of the Company's trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, government authorizations, trade secrets or other intellectual property rights necessary to conduct its business as now or as proposed to be conducted have expired or terminated, or are expected to expire or terminate within two years from the date of this Subscription Agreement. The Company and its Subsidiaries do not have any knowledge of any infringement by the Company or its Subsidiaries of trademark, trade name rights, patents, patent rights, copyrights, inventions, licenses, service names, service marks, service mark registrations, trade secret or other similar rights of others, or of any such development of similar or identical trade secrets or technical information by others and, except as set forth on Schedule 3(l), there is no claim, action or proceeding being made or brought against, or to the Company's knowledge, being threatened against, the Company or its Subsidiaries regarding trademark, trade name, patents, patent rights, invention, copyright, license, service names, service marks, service mark registrations, trade secret or other infringement; and the Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing. The Company and its Subsidiaries have taken reasonable security measures to protect the secrecy, confidentiality and value of all of their intellectual properties.

     m. Environmental Laws. The Company and its Subsidiaries (i) are in compliance with any and all applicable foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants ("ENVIRONMENTAL LAWS"), (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and (iii) are in compliance with all terms and conditions of any such permit, license or approval where, in each of the three foregoing cases, the failure to so comply would have, individually or in the aggregate, a Material Adverse Effect.

     n. Title. The Company and its Subsidiaries have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by them which is material to the business of the Company and its Subsidiaries, in each case free and clear of all liens, encumbrances and defects except such as are described in Schedule 3(n) or such as do not materially affect the value of such property and do not interfere with the use made and proposed to be made of such property by the Company or any of its Subsidiaries. Any real property and facilities held under lease by the Company or any of its Subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by the Company and its Subsidiaries.

     o. Insurance. The Company and each of its Subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company and its Subsidiaries are engaged. Neither the Company nor any such Subsidiary has been refused any insurance coverage sought or applied for and neither the Company nor any such Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not have a Material Adverse Effect.

     p. Regulatory Permits. The Company and its Subsidiaries have in full force and effect all certificates, approvals, authorizations and permits from the appropriate federal, state, local or foreign regulatory authorities and comparable foreign regulatory agencies, necessary to own, lease or operate their respective properties and assets and conduct their respective businesses, and neither the Company nor any such Subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, approval, authorization or permit, except for such certificates, approvals, authorizations or permits which if not obtained, or such revocations or modifications which, would not have a Material Adverse Effect.

     q. Internal Accounting Controls. The Company and each of its Subsidiaries maintain a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability,
(iii) access to assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     r. No Materially Adverse Contracts, Etc. Neither the Company nor any of its Subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company's officers has or is expected in the future to have a Material Adverse Effect. Neither the Company nor any of its Subsidiaries is a party to any contract or agreement which in the judgment of the Company's officers has or is expected to have a Material Adverse Effect.

     s. Tax Status. The Company and each of its Subsidiaries has made or filed all United States federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject (unless and only to the extent that the Company and each of its Subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) and has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provision reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim.

     t. Certain Transactions. Except as set forth on Schedule 3(t) and in the SEC Documents filed at least ten days prior to the date hereof and except for arm's length transactions pursuant to which the Company makes payments in the ordinary course of business upon terms no less favorable than the Company could obtain from third parties and other than the grant of stock options disclosed on Schedule 3(c), none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

     u. Dilutive Effect. The Company understands and acknowledges that the number of shares of Common Stock issuable upon purchases pursuant to this Subscription Agreement will increase in certain circumstances including, but not necessarily limited to, the circumstance wherein the trading price of the Common Stock declines following the effective date of the registration statement covering the Common Stock underlying the Debentures (the "Effective Date").
The Company's executive officers and directors have studied and fully understand the nature of the transactions contemplated by this Subscription Agreement and recognize that they have a potential dilutive effect. The board of directors of the Company has concluded, in its good faith business judgment, that such issuance is in the best interests of the Company. The Company specifically acknowledges that, subject to such limitations as are expressly set forth in the Transaction Documents, its obligation to issue shares of Common Stock upon purchases pursuant to this Subscription Agreement is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other shareholders of the Company.

     v. Right of First Refusal. The Company shall not, directly or indirectly, without the prior written consent of May Davis Group, Inc., offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition) any of its Common Stock or securities convertible into Common Stock at a price that is less than the market price of the Common Stock at the time of issuance of such security or investment (a "SUBSEQUENT FINANCING") for a period of one year after the Effective Date, except (i) the granting of options or warrants to employees, officers, directors and consultants, and the issuance of shares upon exercise of options granted, under any stock option plan heretofore or hereinafter duly adopted by the Company, (ii) shares issued upon exercise of any currently outstanding warrants or options and upon conversion of any currently outstanding convertible debenture or convertible preferred stock, in each case disclosed pursuant to
Section 3(c), (iii) securities issued in connection with the capitalization or creation of a joint venture with a strategic partner, (iv) shares issued to pay part or all of the purchase price for the acquisition by the Company of another entity (which, for purposes of this clause (iv), shall not include an individual or group of individuals), and (v) shares issued in a bona fide public offering by the Company of its securities, and (vi) shares that may be issued as a result of any outstanding rights offering between the Company and its current stockholder, unless (A) the Company delivers to May Davis Group, Inc. a written notice (the "SUBSEQUENT FINANCING NOTICE") of its intention to effect such Subsequent Financing, which Subsequent Financing Notice shall describe in reasonable detail the proposed terms of such Subsequent Financing, the amount of proceeds intended to be raised thereunder, the person with whom such Subsequent Financing shall be effected, and attached to which shall be a term sheet or similar document relating thereto and (B) May Davis Group, Inc. shall not have notified the Company by 5:00 p.m. (New York time) on the fifth (5th) business day after its receipt of the Subsequent Financing Notice of its willingness to provide, subject to completion of mutually acceptable documentation, financing to the Company on substantially the terms set forth in the Subsequent Financing Notice. If May Davis Group, Inc. shall fail to notify the Company of its intention to enter into such negotiations within such time period, then the Company may effect the Subsequent Financing substantially upon the terms set forth in the Subsequent Financing Notice; PROVIDED THAT the Company shall provide May Davis Group, Inc. with a second Subsequent Financing Notice, and May Davis Group, Inc. shall again have the right of first refusal set forth above in this Section, if the Subsequent Financing subject to the initial Subsequent Financing Notice shall not have been consummated for any reason on the terms set forth in such Subsequent Financing Notice within thirty (30) business days after the date of the initial Subsequent Financing Notice. The rights granted to May Davis Group, Inc. in this Section are not subject to any prior right of first refusal given to any other person except as disclosed on Schedule 3(c).

     (w) The Company understands that the Purchasers are relying on the Security Agreement and the 16,000,000 shares being pledged in the event the Company defaults in the terms of the Security Agreement, Subscription Agreement, Registration Rights Agreement or Debentures being entered into between the Company and Purchasers. Furthermore, the Company understands that were it not for this pledge being made by certain shareholders, the Purchasers would not be subscribing for the Debentures. Therefore, the Company represents and warrants that in the event it defaults by failing to have the registration statement covering this Offering declared effective that it will cooperate with the Purchasers and do everything necessary to have the legend removed from the pledged shares to facilitate their sale pursuant to the terms of the Security Agreement. The Company also represents and acknowledges that the Debenture is a full recourse loan being made by the Purchasers to the Company and that in the event the 16,000,000 shares are not sufficient to cover 125% of Principal plus liquidated damages that the Company shall be completely liable and responsible to pay any deficiency to the Purchasers including liquidated damages and reasonable attorney's fees and costs as stated in this Subscription Agreement, the Security Agreement and the Debentures,.

4.  COVENANTS OF THE COMPANY

     a. Best Efforts. The Company shall use its best efforts timely to satisfy each of the conditions to be satisfied by it as provided in this Subscription Agreement.

     b. Blue Sky. The Company shall, at its sole cost and expense take such action as the Company shall reasonably determine is necessary to qualify the Common Stock underlying the shares for, or obtain exemption for the same for, sale to the Purchaser under applicable securities or "Blue Sky" laws of such states of the United States, as specified by Purchaser. The Company shall, at its sole cost and expense, make all filings and reports relating to the offer and sale of the Common Stock underlying the Debentures as required under the applicable securities or "Blue Sky" laws of such states of the United States as specified by the Purchaser.

     c. Reporting Status. Until the earlier of (i) the date that the Purchaser may sell all of the Common Stock underlying the shares acquired pursuant to this Subscription Agreement without restriction pursuant to Rule 144(k) promulgated under the 1933 Act (or successor thereto), or (ii) the date on which the Purchaser shall have sold all the Common Stock underlying the Debentures, the Company shall file all reports required to be filed with the SEC pursuant to the 1934 Act, and the Company shall not terminate its status as a reporting company under the 1934 Act.

     d. Use of Proceeds. The Company will use the proceeds from the sale of the Debentures (excluding amounts paid by the Company for fees as set forth in the Transaction Documents) for general corporate and working capital purposes.

     e. Financial Information. The Company agrees to make available to the Purchaser via EDGAR or other electronic means the following:
(i) within five (5) business days after the filing thereof with the SEC, a copy of its Annual Reports on Form 10-KSB, its Quarterly Reports on Form 10-QSB, any Current Reports on Form 8-K and any Registration Statements or amendments filed pursuant to the 1933 Act;
(ii) on the same day as the release thereof, facsimile copies of all press releases issued by the Company or any of its Subsidiaries, (iii) copies of any notices and other information made available or given to the shareholders of the Company generally, contemporaneously with the making available or giving thereof to the shareholders and (iv) within two (2) calendar days of filing or delivery thereof, copies of all documents filed with, and all correspondence sent to, the Principal Market, any securities exchange or market, or the National Association of Securities Dealers, Inc.

     f. Reservation of Common Stock. Subject to the following sentence, the Company shall take all action necessary to at all times have authorized, and reserved for the purpose of issuance, a sufficient number of shares of Common Stock to provide for the issuance of the Common Stock underlying the Debentures. In the event that the Company determines that it does not have a sufficient number of authorized shares of Common Stock to reserve and keep available for issuance, the Company shall use its best efforts to increase the number of authorized shares of Common Stock by seeking shareholder approval by calling a shareholder's meeting within thirty (30) days of their being such deficiency for the authorization of such additional shares.

     g. Listing. The Company shall promptly secure the listing of all of the Common Stock underlying the Debentures upon the Principal Market and each other national securities exchange and automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance) and shall maintain, such listing. The Company shall maintain the Common Stock's authorization for quotation on the Principal Market, unless the Purchaser and the Company agree otherwise. Neither the Company nor any of its Subsidiaries shall take any action which would be reasonably expected to result in the delisting or suspension of the Common Stock on the Principal Market (excluding suspensions of not more than one trading day resulting from business announcements by the Company). The Company shall promptly provide to the Purchaser copies of any notices it receives from the Principal Market regarding the continued eligibility of the Common Stock for listing on such automated quotation system or securities exchange. The Company shall pay all fees and expenses in connection with satisfying its obligations under this Section.

     h. Transactions With Affiliates. The Company shall not, and shall cause each of its Subsidiaries not to, enter into, amend, modify or supplement, or permit any Subsidiary to enter into, amend, modify or supplement, any agreement, transaction, commitment or arrangement with any of its or any Subsidiary's officers, directors, persons who were officers or directors at any time during the previous two years, shareholders who beneficially own 5% or more of the Common Stock, or affiliates or with any individual related by blood, marriage or adoption to any such individual or with any entity in which any such entity or individual owns a 5% or more beneficial interest (each a "RELATED PARTY"), except for (i) customary employment arrangements and benefit programs on reasonable terms, (ii) any agreement, transaction, commitment or arrangement on an arms-length basis on terms no less favorable than terms which would have been obtainable from a person other than such Related Party, or (iii) any agreement, transaction, commitment or arrangement which is approved by a majority of the disinterested directors of the Company. For purposes hereof, any director who is also an officer of the Company or any Subsidiary of the Company shall not be a disinterested director with respect to any such agreement, transaction, commitment or arrangement. "AFFILIATE" for purposes hereof means, with respect to any person or entity, another person or entity that, directly or indirectly, (i) has a 5% or more equity interest in that person or entity, (ii) has 5% or more common ownership with that person or entity, (iii) Controls that person or entity, or (iv) shares common control with that person or entity. "CONTROL" or "CONTROLS" for purposes hereof means that a person or entity has the power, direct or indirect, to conduct or govern the policies of another person or entity.

     i.  Intentionally deleted.

     j. Corporate Existence. The Company shall use its best efforts to preserve and continue the corporate existence of the Company.

     k.  Notice of Certain Events Affecting Registration.  The
Company shall promptly notify Purchaser upon the occurrence of any of the following events in respect of a registration statement or related prospectus covering the Common Stock underlying the Debentures: (i) receipt of any request for additional information by the SEC or any other federal or state governmental authority during the period of effectiveness of the registration statement for amendments or supplements to the registration statement or related prospectus; (ii) the issuance by the SEC or any other federal or state governmental authority of any stop order suspending the effectiveness of any registration statement or the initiation of any proceedings for that purpose; (iii) receipt of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Common Stock underlying the Debentures for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; (iv) the happening of any event that makes any statement made in such registration statement or related prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires the making of any changes in the registration statement, related prospectus or documents so that, in the case of a registration statement, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of the related prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; and (v) the Company's reasonable determination that a post-effective amendment to the registration statement would be appropriate, and the Company shall promptly make available to Purchaser any such supplement or amendment to the related prospectus.

     l. Indemnification. In consideration of the Purchaser's execution and delivery of the this Agreement and the Registration Rights Agreement and acquiring the Debentures hereunder and in addition to all of the Company's other obligations under the Transaction Documents, the Company shall defend, protect, indemnify and hold harmless the Purchaser and all of their shareholders, officers, directors, employees and direct or indirect investors and any of the foregoing person's agents or other representatives (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (irrespective of whether any such Indemnitee is a party to the action for which indemnification hereunder is sought), and including reasonable attorneys' fees and disbursements (the "Indemnified Liabilities"), incurred by any Indemnitee as a result of, or arising out of, or relating to (i) any misrepresentation or breach of any representation or warranty made by the Company in the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, (ii) any breach of any covenant, agreement or obligation of the Company contained in the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, (iii) any cause of action, suit or claim brought or made against such Indemnitee by a third party and arising out of or resulting from the execution, delivery, performance or enforcement of the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby,
(iv) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the issuance of the Debentures or (v) the status of the Purchaser as an investor in the Company, except insofar as any such untrue statement, alleged untrue statement, omission or alleged omission is made in reliance upon and in conformity with written information furnished to the Company by the Purchaser which is specifically intended by the Purchaser for use in the preparation of any such Registration Statement, preliminary prospectus or prospectus. To the extent that the foregoing undertaking by the Company may be unenforceable for any reason, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law. The indemnity provisions contained herein shall be in addition to any cause of action or similar rights the Purchaser may have, and any liabilities to which the Purchaser may be subject.

     m. Reimbursement. If (i) Purchaser, other than by reason of its gross negligence or willful misconduct, becomes involved in any capacity in any action, proceeding or investigation brought by any shareholder of the Company, in connection with or as a result of the consummation of the transactions contemplated by the Transaction Documents, or if Purchaser is impleaded in any such action, proceeding or investigation by any person, or (ii) Purchaser, other than by reason of its gross negligence or willful misconduct or by reason of its trading of the Common Stock in a manner that is illegal under the federal securities laws, becomes involved in any capacity in any action, proceeding or investigation brought by the SEC against or involving the Company or in connection with or as a result of the consummation of the transactions contemplated by the Transaction Documents, or if Purchaser is impleaded in any such action, proceeding or investigation by any person, then in any such case, the Company will reimburse Purchaser for its reasonable legal and other expenses (including the cost of any investigation and preparation) incurred in connection therewith, as such expenses are incurred. In addition, other than with respect to any matter in which Purchaser is a named party, the Company will pay to Purchaser the charges, as reasonably determined by Purchaser, for the time of any officers or employees of Purchaser devoted to appearing and preparing to appear as witnesses, assisting in preparation for hearings, trials or pretrial matters, or otherwise with respect to inquiries, hearing, trials, and other proceedings relating to the subject matter of this Subscription Agreement. The reimbursement obligations of the Company under this section shall be in addition to any liability which the Company may otherwise have, shall extend upon the same terms and conditions to any affiliates of Purchaser that are actually named in such action, proceeding or investigation, and partners, directors, agents, employees, attorneys, accountants, auditors and controlling persons (if any), as the case may be, of Purchaser and any such affiliate, and shall be binding upon and inure to the benefit of any successors of the Company, Purchaser and any such affiliate and any such person.

5.  LIMITATION ON AMOUNT OF CONVERSION AND OWNERSHIP.

     Notwithstanding anything to the contrary in this Agreement, in no event shall the Purchaser be entitled to convert any of the Debentures to the extent that, after such conversion, that number of shares of Common Stock, which when added to the sum of the number of Debentures beneficially owned, (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934 (the "1934 ACT")), by the Purchaser, would exceed 4.99% of the number of shares of Common Stock outstanding on the Conversion Date (as that term is defined in the Debenture), as determined in accordance with Rule 13d-1(j) of the 1934 Act. In no event shall the Purchaser purchase shares of the Common Stock other than pursuant to this Subscription Agreement and the Debenture until such date as the Purchaser has fully converted the Debentures into Common Stock.

6.  OPINION LETTER/BOARD RESOLUTION

     Prior to or on the Closing Date the Company shall deliver to the Escrow Agent an opinion letter signed by counsel for the Company in the form attached hereto as Exhibit D. Also, prior to or on the Closing Date the Company shall deliver to the Escrow Agent a signed Board Resolution authorizing this Offering, which shall be attached hereto as Exhibit E.

7.  DELIVERY INSTRUCTIONS; FEES

     The Debentures being purchased hereunder shall be delivered to First Union National Bank as Escrow Agent, who will hold them in escrow until the Closing Date at which time funds (less escrow fees, attorneys fees and placement fees) will be wired to the Company and the Debentures will be delivered to the Purchaser, per the Purchaser's instructions.

     May Davis Group, Inc. shall receive a cash placement fee equal to ten percent (10%) of the gross proceeds on each Closing Date and unallocated expenses, which amount shall be paid upon closing directly from escrow. Upon closing of the offering the Company shall also issue to May Davis Group a Warrant to purchase 200,000 shares of the Company's Common Stock. At 101% of the closing bid price on the Closing Date. The Warrant shall survive for a period of (5) five years from the date of issuance and will be exercisable at the holder's discretion. The Warrant will also have "piggy-back" registration rights and be exercisable on a "cashless" basis. On the Closing Date Joseph B. LaRocco, Esq. shall receive $5,000 in cash and 850,000 shares of the common stock of the Company for his services related to document preparation and escrow related to this Offering, which shares shall be registered in the registration statement covering this Offering.

8.  UNDERSTANDINGS.

     The undersigned understands, acknowledges and agrees with the Company as follows:

FOR ALL SUBSCRIBERS:

     a. This Subscription may be rejected, in whole or in part, by the Company in its sole and absolute discretion at any time before the date set for closing unless the Company has given notice of acceptance of the undersigned's subscription by signing this Subscription Agreement and delivering it to Purchaser or May Davis Group, Inc.

     b. No U.S. federal or state agency or any agency of any other jurisdiction has made any finding or determination as to the fairness of the terms of the Offering for investment nor any recommendation or endorsement of the Debentures or the Company.

     c. The representations, warranties and agreements of the undersigned and the Company contained herein shall be true and correct in all material respects on and as of the date of the sale of the Debentures as if made on and as of such date and shall survive the execution and delivery of this Subscription Agreement and the purchase of the Debentures.

     d. In making an investment decision, purchasers must rely on their own examination of the company and the terms of the offering, including the merits and risks involved. The shares have not been recommended by any federal or state securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of this document. Any representation to the contrary is a criminal offense.

     e. The Offering is intended to be exempt from registration by virtue of Section 4(2) of the 1933 Act and the provisions of Regulation D thereunder, which is in part dependent upon the truth, completeness and accuracy of the statements made by the undersigned herein and in the Questionnaire.

     f. It is understood that in order not to jeopardize the Offering's exempt status under Section 4(2) of the 1933 Act and Regulation D, any purchaser may, at a minimum, be required to fulfill the investor suitability requirements thereunder.

     g. The shares may not be resold except as permitted under the securities act and applicable state securities laws, pursuant to registration or exemption therefrom. Purchasers should be aware that they will be required to bear the financial risks of this investment for an indefinite period of time.

9.  SUBMISSION TO JURISDICTION

     a. Forum Selection and Consent to Jurisdiction. Any litigation based thereon, or arising out of, under, or in connection with, this Agreement or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Company or Purchaser shall be brought and maintained exclusively in the courts of the state of New York. The Company hereby expressly and irrevocably submits to the jurisdiction of the state and federal Courts of the state of New York for the purpose of any such litigation as set forth above and irrevocably agrees to be bound by any final judgment rendered thereby in connection with such litigation. The Company further irrevocably consents to the service of process by registered mail, postage prepaid, or by personal service within or without the State of New York. The Company hereby expressly and irrevocably waives, to the fullest extent permitted by law, any objection which it may have or hereafter may have to the laying of venue of any such litigation brought in any such court referred to above and any claim that any such litigation has been brought in any inconvenient forum. To the extent that the Company has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution or otherwise) with respect to itself or its property. The Company hereby irrevocably waives such immunity in respect of its obligations under this agreement and the other loan documents.

     b.  Waiver of Jury Trial.   The Purchaser and the Company
hereby knowingly, voluntarily and intentionally waive any rights they may have to a trial by jury in respect of any litigation based hereon, or arising out of, under, or in connection with, this agreement, or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Purchaser or the Company. The Company acknowledges and agrees that it has received full and sufficient consideration for this provision and that this provision is a material inducement for the Purchaser entering into this agreement.

     c. Submission To Jurisdiction. Any legal action or proceeding in connection with this Agreement or the performance hereof may be brought in the state and federal courts located in New York, and the parties hereby irrevocably submit to the non-exclusive jurisdiction of such courts for the purpose of any such action or proceeding.

10.  MISCELLANEOUS.

     a. Any notices, consents, waivers or other communications required or permitted to be given under the terms of this Subscription Agreement must be in writing and will be deemed to have been delivered
(i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided a confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:

5G Wireless Communications, Inc.
2921 N. Tenaya Way, Suite 216
Las Vegas, NV 89128
Attention: Jerry Dix, CEO
Telephone:   702-647-4877
Facsimile:   702-

With a copy to:

Mark Tow, Esq.
3900 Birch Street, Suite 113
Newport Beach, CA 92660
Telephone:   949-975-0544
Facsimile:   949-975-0547

If to the Investor:

At the address listed in the Questionnaire.

If to May Davis Group, Inc.:
c/o Joseph B. LaRocco, Esq.
49 Locust Avenue, Suite 107
New Canaan, CT 06840
Tel.:  203-966-0566
Fax:   203-966-0363

     Each party shall provide five (5) business days prior notice to the other party of any change in address, phone number or facsimile number.

     b. All pronouns and any variations thereof used herein shall be deemed to refer to the masculine, feminine, impersonal, singular or plural, as the identity of the person or persons may require.

     c. Neither this Subscription Agreement nor any provision hereof shall be waived, modified, changed, discharged, terminated, revoked or canceled, except by an instrument in writing signed by the party effecting the same against whom any change, discharge or termination is sought.

     d. Notices required or permitted to be given hereunder shall be in writing and shall be deemed to be sufficiently given when personally delivered or sent by facsimile transmission: (i) if to the Company, at it's executive offices or (ii) if to the Purchaser, at the address for correspondence set forth in the Questionnaire, or at such other address as may have been specified by written notice given in accordance with this paragraph.

     e. This Subscription Agreement shall be enforced, governed and construed in all respects in accordance with the laws of the State of Utah, as such laws are applied by Nevada courts to agreements entered into, and to be performed in, Nevada by and between residents of Utah, and shall be binding upon the undersigned, the undersigned's heirs, estate and legal representatives and shall inure to the benefit of the Company and its successors. If any provision of this Subscription Agreement is invalid or unenforceable under any applicable statue or rule of law, then such provisions shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any provision hereof that may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision hereof.

     f.  This Agreement shall not be assignable.

     g. This Subscription Agreement, together with Exhibits A, B, C, D and E attached hereto and made a part hereof, constitute the entire agreement between the parties hereto with respect to the subject matter hereof and may be amended only by a writing executed by both parties hereto.

     h. This Subscription Agreement may be executed in two or more counterparts, all of which taken together shall constitute one instrument. Execution and delivery of this Subscription Agreement by exchange of facsimile copies bearing the facsimile signature of a party shall constitute a valid and binding execution and delivery of this Subscription Agreement by such party. Such facsimile copies shall constitute enforceable original documents.


(BALANCE OF PAGE INTENTIONALLY LEFT BLANK)


INVESTOR SIGNATURE PAGE

     Your signature on this Signature Page evidences your agreement to be bound by the Questionnaire, Subscription Agreement and Registration Rights Agreement.

     1. The undersigned hereby represents that (a) the information contained in the Questionnaire is complete and accurate and (b) the undersigned will notify 5G WIRELESS COMMUNICATIONS, INC. immediately if any material change in any of the information occurs prior to the acceptance of the undersigned's subscription and will promptly send 5G WIRELESS COMMUNICATIONS, INC. written confirmation of such change.

     2. The undersigned signatory hereby certifies that he/she has read and understands the Subscription Agreement and Questionnaire, and the representations made by the undersigned in the Subscription
Agreement and Questionnaire are true and accurate.

     3.  Upon closing please deliver the Debentures to May Davis
Group, Inc.

______________________________              ________________________
Amount of Debentures being purchased                  Date


                                            By: _____________________
                                                     (Signature)

                                            Name: __________________
                                                 (Please Type or Print)


                                            Title: ____________________
                                                 (Please Type or Print)

                           COMPANY ACCEPTANCE PAGE

This Subscription Agreement accepted and agreed to this 12th day of February, 2002.


5G WIRELESS COMMUNICATIONS, INC.


By: /s/  Jerry Dix
Jerry Dix, CEO


                                   EXHIBIT A

                         FORM OF NOTICE OF CONVERSION

(To be Executed by the Registered Owner in order to Convert Debenture)

     The undersigned hereby irrevocably elects, as of ________________, to convert $________________ of its convertible debenture (the "Debenture") into Common Stock of 5G WIRELESS
COMMUNICATIONS, INC. (the "Company") according to the conditions set forth in the Debenture issued by the Company. This conversion is being made for an immediate sale.

Date of Conversion________________________________________________


Applicable Conversion Price________________________________________


Number of Debentures Issuable upon this
Conversion_______________________


Name(Print)_____________________________________________________

Address________________________________________________________


Phone_________________________ Fax______________________________





                             By:_______________________________________


                               EXHIBIT B

               FORM OF REGISTRATION RIGHTS AGREEMENT

     REGISTRATION RIGHTS AGREEMENT (this "Agreement"), dated as of February 12, 2002, by and between 5G Wireless Communications, Inc., a company organized under the laws of state of Nevada, with its principal executive office at 2921 N. Tenaya Way, Suite 216, Las Vegas, NV 89128 (the "Company"), and the undersigned investor (the "Investor").

     WHEREAS, upon the terms and subject to the conditions of the Subscription Agreement between the Investor and the Company (the "Subscription Agreement"), the Company has agreed to issue and sell to the Investor convertible debentures of the Company (the "Debentures"), which will be convertible into shares of the common stock, $.001 par value per share (the "Common Stock"), of the Company upon the terms and subject to the conditions of such Debentures; and

     WHEREAS, to induce the Investor to execute and deliver the Subscription Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws, with respect to the shares of Common Stock issuable pursuant to the Subscription Agreement and Debentures.

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants contained hereinafter and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Investor hereby agree as follows:

1.   DEFINITIONS.

     As used in this Agreement, the following terms shall have the following meanings:

a. "Closing Date" means the date funds are received by the Company pursuant to the Subscription Agreement.

b.  "Holder" means the Investor.

c. "Person" means a corporation, a limited liability company, an association, a partnership, an organization, a business, an individual, a governmental or political subdivision thereof or a governmental agency.

d. "Potential Material Event" means any of the following: (i) the possession by the Company of material information not ripe for disclosure in a Registration Statement, which shall be evidenced by determinations in good faith by the Board of Directors of the Company that disclosure of such information in the Registration Statement would be detrimental to the business and affairs of the Company, or
(ii) any material engagement or activity by the Company which would, in the good faith determination of the Board of Directors of the Company, be adversely affected by disclosure in a Registration Statement at such time, which determination shall be accompanied by a good faith determination by the Board of Directors of the Company that the Registration Statement would be materially misleading absent the inclusion of such information.

e.  "Principal Market" means either The American Stock Exchange,
Inc., The New York Stock Exchange, Inc., the Nasdaq National Market, The Nasdaq Small Cap Market or the National Association of Securities Dealer's, Inc. OTC electronic bulletin board, whichever is the principal market on which the Common Stock is listed.

f. "Register," "Registered," and "Registration" refer to a registration effected by preparing and filing one or more Registration Statements in compliance with the 1933 Act and pursuant to Rule 415 under the 1933 Act or any successor rule providing for offering securities on a continuous basis ("Rule 415"), and the declaration or ordering of effectiveness of such Registration Statement(s) by the United States Securities and Exchange Commission (the "SEC").

g. "Registrable Securities" means the shares of Common Stock issued or issuable (i) upon conversion of the Debentures, (ii) upon exercise of the Warrants issuable to May Davis Group, Inc. and (iii) any shares of capital stock issued or issuable with respect to the such Debentures and Warrants as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, which have not been (x) included in a Registration Statement that has been declared effective by the SEC or (y) sold under circumstances meeting all of the applicable conditions of Rule 144 (or any similar provision then in force) under the 1933 Act.

h. "Registration Statement" means a registration statement of the Company filed under the 1933 Act.

i.  "Warrants" means those Warrants being issued to May Davis
Group, Inc. pursuant to the Subscription Agreement.

     All capitalized terms used in this Agreement and not otherwise defined herein shall have the same meaning ascribed to them as in the Subscription Agreement.

2.  REGISTRATION.

a. Mandatory Registration. The Company shall prepare, and, as soon as practicable file with the SEC a Registration Statement or Registration Statements (as is necessary) on Form SB-2 (or, if such form is unavailable for such a registration, on such other form as is available for such a registration), covering the resale of all of the Registrable Securities, which Registration Statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions The Company shall prepare and file with the SEC, as soon as possible after the Closing Date and no later than thirty (30) days following the Closing Date, either a Registration Statement or an amendment to an existing Registration Statement, in either event registering for resale by the Investors a sufficient number of shares of Common Stock for the Investors to sell the Registrable Securities (or such lesser number as may be required by the SEC) but in no event less than 400% of that number of shares of the Company's Common Stock into which the relevant Debentures and all interest thereon through their respective Maturity Dates would be convertible at the time of filing of such Registration Statement (assuming for such purposes that all such Debentures had been eligible to be converted, and had been converted, into Common Stock in accordance with their terms, whether or not such accrual of interest, eligibility or conversion had in fact occurred as of such date). In the event the Company cannot register sufficient shares of Common Stock, due to the remaining number of authorized shares of Common Stock being insufficient, the Company will use its best efforts to register the maximum number of shares it can based on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

b. The Company shall use its best efforts to have the Registration Statement filed with the SEC within thirty (30) calendar days after the Closing Date. If the Registration Statement covering the
Registrable Securities required to be filed by the Company pursuant to
Section 2(a) hereof is not filed within thirty (30) calendar days following the Closing Date, then the Company shall pay the Investor the sum of two percent (2%) of the face amount of the Debentures outstanding as liquidated damages, and not as a penalty, for the first thirty (30) calendar day period, pro rata, following the thirty (30) calendar day period until the Registration Statement is filed, and two percent (2%) for each successive thirty (30) calendar day period thereafter.

     Notwithstanding the foregoing, the amounts payable by the Company pursuant to this Section shall not be payable to the extent any delay in the filing of the Registration Statement occurs because of an act of, or a failure to act or to act timely by the Investor. The damages set forth in this Section shall continue until the obligation is fulfilled and shall be paid within three (3) business days after each thirty (30) day period, or portion thereof, until the Registration Statement is filed. Failure of the Company to make payment within said three (3) business days shall be considered a default.

     The Company acknowledges that its failure to have the Registration Statement filed within said thirty (30) calendar day period will cause the Investor to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Agreement a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to register the Common Stock and deliver the Common Stock pursuant to the terms of this Agreement, the Subscription Agreement and the Debenture.

     c. The Company shall use its best efforts to have the Registration Statement declared effective by the SEC within ninety
(90) calendar days after the Closing Date. If the Registration Statement covering the Registrable Securities required to be filed by the Company pursuant to Section 2(a) hereof is not declared effective within ninety (90) calendar days following the Closing Date, then the Company shall pay the Investor the sum of two percent (2%) of the face amount of the Debentures outstanding as liquidated damages and not as a penalty for the first thirty (30) calendar day period, pro rata, following the ninety (90) calendar day period until the Registration Statement is declared effective, and two percent (2%) for each successive thirty (30) calendar day period thereafter.

     If the Registration Statement covering the Registrable Securities required to be filed by the Company pursuant to Section 2(a) hereof is declared effective, but after the effective date the Investor's right to sell is suspended, then the Company shall pay the Investor the sum of 2% of the purchase price paid by the Investor for the Registrable Securities pursuant to the Subscription Agreement for each thirty (30) calendar day period, pro rata, following the suspension until such suspension ceases.

     Notwithstanding the foregoing, the amounts payable by the Company pursuant to this Section shall not be payable to the extent any delay in the effectiveness of the Registration Statement occurs because of an act of, or a failure to act or to act timely by the Investor. The damages set forth in this Section shall continue until the obligation is fulfilled and shall be paid within three (3) business days after each thirty (30) day period, or portion thereof, until the Registration Statement is declared effective or such suspension is released. Failure of the Company to make payment within said three
(3) business days shall be considered a default.

     The Company acknowledges that its failure to have the Registration Statement declared effective within said ninety (90) calendar day period or to permit the suspension of the effectiveness of the Registration Statement, will cause the Investor to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Agreement a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to register the Common Stock and deliver the Common Stock pursuant to the terms of this Agreement, the Subscription Agreement and the Debenture.

     d. The Company agrees not to include any other securities, other than those for the equity credit line financing, in this Registration Statement without Investor prior written consent. Furthermore, the Company agrees that it will not file any other Registration Statement for other securities (other than those for the equity credit line financing, existing option holders, strategic partners or in connection with a merger or acquisition), until ninety
(90) days after the Registration Statement for the Registrable Securities is declared effective.

     e.  Counsel.  In connection with any offering pursuant to this
Section 2, the Investor shall have the right to select one legal counsel to administer its interests in the Offering; provided, however, that the expenses and fees of such legal counsel shall be borne by the Investor. The Company shall reasonably cooperate with any such counsel.

3.  RELATED OBLIGATIONS.

     At such time as the Company is obligated to prepare and file a Registration Statement with the SEC pursuant to Section 2(a), the Company will use its best efforts to effect the registration of the Registrable Securities in accordance with the intended method of disposition thereof and, with respect thereto, the Company shall have the following obligations:

     a. The Company shall use its best efforts to cause such Registration Statement relating to the Registrable Securities to become effective within ninety (90) days after the Closing Date and shall keep such Registration Statement effective pursuant to Rule 415 until the earlier of (i) the date as of which the Holders may sell all of the Registrable Securities without restriction pursuant to Rule 144(k) promulgated under the 1933 Act (or successor thereto) or (ii) the date on which (A) the Holders shall have sold all the Registrable Securities and (B) the Investor has no right to convert the Debentures it owns into Common Stock under the Subscription Agreement respectively (the "Registration Period"), which Registration Statement (including any amendments or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein, or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading. The Company shall respond to all SEC comments within seven (7) business days of receipt by the Company. If the Company fails to respond within seven
(7) business days of receipt of SEC comments, the Company shall pay to the Investor a cash amount within three (3) business days of the end of the month equal to 2% per month, on a pro rata basis, of the amount paid to purchase the Debentures then outstanding, as liquidated damages and not as a penalty; provided that the seven (7) business day period provided herein shall be extended as may be required by delays caused by Holders' counsel pursuant to paragraph 3g below, and, provided further, that such seven (7) business day period shall be extended five (5) business days for responses to SEC staff accounting comments. The Company shall cause the Registration Statement relating to the Registrable Securities to become effective no later than three
(3) business days after notice from the SEC that the Registration Statement may be declared effective.

     b. The Company shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to a Registration Statement and the prospectus used in connection with such Registration Statement, which prospectus is to be filed pursuant to Rule 424 promulgated under the 1933 Act, as may be necessary to keep such Registration Statement effective during the Registration Period, and, during such period, comply with the provisions of the 1933 Act with respect to the disposition of all Registrable Securities of the Company covered by such Registration Statement until such time as all of such Registrable Securities shall have been disposed of in accordance with the intended methods of disposition by the Investor thereof as set forth in such Registration Statement. In the event the number of shares of Common Stock available under a Registration Statement filed pursuant to this Agreement is at any time insufficient to cover all of the Registrable Securities, the Company shall amend such Registration Statement, or file a new Registration Statement (on the short form available therefor, if applicable), or both, so as to cover all of the Registrable Securities, in each case, as soon as practicable, but in any event within thirty (30) calendar days after the necessity therefor arises (based on the then Purchase Price of the Common Stock and other relevant factors on which the Company reasonably elects to rely), assuming the Company has sufficient authorized shares at that time, and if it does not, within thirty (30) calendar days after such shares are authorized. The Company shall use it best efforts to cause such amendment and/or new Registration Statement to become effective as soon as practicable following the filing thereof.

     Prior to conversion of all the Shares, if at anytime the
conversion of all the Shares outstanding would result in an
insufficient number of authorized shares of Common Stock being available to cover all the conversions, then in such event, the
Company will move to call and hold a shareholder's meeting within thirty (30) days of such event for the sole purpose of authorizing
additional shares of Common Stock to facilitate the conversions.   In
such an event the Company shall recommend to all shareholders and management of the Company to vote their shares in favor of increasing the authorized number of shares of Common Stock. The Company represents and warrants that under no circumstances will it deny or prevent Purchaser's right to convert the Shares as permitted under the terms of this Subscription Agreement or this Registration Rights Agreement.

     c. The Company shall furnish to the Investor whose Registrable Securities are included in any Registration Statement and its legal counsel without charge (i) promptly after the same is prepared and filed with the SEC at least one copy of such Registration Statement and any amendment(s) thereto, including financial statements and schedules, all documents incorporated therein by reference and all exhibits, the prospectus included in such Registration Statement (including each preliminary prospectus) and, with regards to such Registration Statement(s), any correspondence by or on behalf of the Company to the SEC or the staff of the SEC and any correspondence from the SEC or the staff of the SEC to the Company or its representatives,
(ii) upon the effectiveness of any Registration Statement, ten (10) copies of the prospectus included in such Registration Statement and all amendments and supplements thereto (or such other number of copies as the Investor may reasonably request) and (iii) such other documents, including copies of any preliminary or final prospectus, as the Investor may reasonably request from time to time in order to facilitate the disposition of the Registrable Securities.

     d. The Company shall use reasonable efforts to (i) register and qualify the Registrable Securities covered by a Registration Statement under such other securities or "blue sky" laws of such states in the United States as any Holder reasonably requests, (ii) prepare and file in those jurisdictions, such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof during the Registration Period, (iii) take such other actions as may be necessary to maintain such registrations and qualifications in effect at all times during the Registration Period, and (iv) take all other actions reasonably necessary or advisable to qualify the Registrable Securities for sale in such jurisdictions; provided, however, that the Company shall not be required in connection therewith or as a condition thereto to (x) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this
Section 3(d), (y) subject itself to general taxation in any such jurisdiction, or (z) file a general consent to service of process in any such jurisdiction. The Company shall promptly notify each Holder who holds Registrable Securities of the receipt by the Company of any notification with respect to the suspension of the registration or qualification of any of the Registrable Securities for sale under the securities or "blue sky" laws of any jurisdiction in the United States or its receipt of actual notice of the initiation or threatening of any proceeding for such purpose.

     e. As promptly as practicable after becoming aware of such event, the Company shall notify each Holder in writing of the happening of any event as a result of which the prospectus included in a Registration Statement, as then in effect, includes an untrue statement of a material fact or omission to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, ("Registration Default") and use all diligent efforts to promptly prepare a supplement or amendment to such Registration Statement and take any other necessary steps to cure the Registration Default, (which, if such Registration Statement is on Form S-3, may consist of a document to be filed by the Company with the SEC pursuant to Section 13(a), 13(c), 14 or 15(d) of the 1934 Act (as defined below) and to be incorporated by reference in the prospectus) to correct such untrue statement or omission, and deliver ten (10) copies of such supplement or amendment to each Holder (or such other number of copies as such Holder may reasonably request). Failure to cure the Registration Default within ten (10) business days shall result in the Company paying liquidated damages of 2.0% of the price paid to purchase the Shares then held by the Holders for each thirty (30) calendar day period or portion thereof, beginning on the date of suspension. The Company shall also promptly notify each Holder in writing (i) when a prospectus or any prospectus supplement or post-effective amendment has been filed, and when a Registration Statement or any post-effective amendment has become effective (notification of such effectiveness shall be delivered to each Holder by facsimile or e-mail on the same day of such effectiveness and by overnight mail),
(ii) of any request by the SEC for amendments or supplements to a Registration Statement or related prospectus or related information,
(iii) of the Company's reasonable determination that a post-effective amendment to a Registration Statement would be appropriate, (iv) in the event the Registration Statement is no longer effective or, (v) the Registration Statement is stale for a period of more than five (5) Trading Days as a result of the Company's failure to timely file its financials.

     The Company acknowledges that its failure to cure the Registration Default within ten (10) business days will cause the Investor to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Agreement a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty.

     It is the intention of the parties that interest payable under any of the terms of this Agreement shall not exceed the maximum amount permitted under any applicable law. If a law, which applies to this Agreement which sets the maximum interest amount, is finally interpreted so that the interest in connection with this Agreement exceeds the permitted limits, then: (1) any such interest shall be reduced by the amount necessary to reduce the interest to the permitted limit; and (2) any sums already collected (if any) from the Company which exceed the permitted limits will be refunded to the Company. The Investor may choose to make this refund by reducing the amount that the Company owes under this Agreement or by making a direct payment to the Company. If a refund reduces the amount that the Company owes the Investor, the reduction will be treated as a partial payment. In case any provision of this Agreement is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and the validity and enforceability of the remaining provisions of this Agreement will not in any way be affected or impaired thereby.

     f. The Company shall use its best efforts to prevent the issuance of any stop order or other suspension of effectiveness of a Registration Statement, or the suspension of the qualification of any of the Registrable Securities for sale in any jurisdiction and, if such an order or suspension is issued, to obtain the withdrawal of such order or suspension at the earliest possible moment and to notify each Holder who holds Registrable Securities being sold of the issuance of such order and the resolution thereof or its receipt of actual notice of the initiation or threat of any proceeding for such purpose.

     g. The Company shall permit each Holder and a single firm of counsel, designated as selling shareholders' counsel by the Holders who hold a majority of the Registrable Securities being sold, to review and comment upon a Registration Statement and all amendments and supplements thereto at least three (3) business days prior to their filing with the SEC, and not file any document in a form to which such counsel reasonably objects. The Company shall not submit to the SEC a request for acceleration of the effectiveness of a Registration Statement or file with the SEC a Registration Statement or any amendment or supplement thereto without the prior approval of such counsel, which approval shall not be unreasonably withheld.

     h. At the request of any Holder, the Company shall cause to be furnished to such Holder, on the date of the effectiveness of a Registration Statement, an opinion, dated as of such date, of counsel representing the Company for purposes of such Registration Statement, in the form of Exhibit D attached to the Subscription Agreement.

     i. The Company shall make available for inspection by (i) any Holder and (ii) one firm of attorneys and one firm of accountants or other agents retained by the Holders (collectively, the "Inspectors") all pertinent financial and other records, and pertinent corporate documents and properties of the Company (collectively, the "Records"), as shall be reasonably deemed necessary by each Inspector, and cause the Company's officers, directors and employees to supply all information which any Inspector may reasonably request; provided, however, that each Inspector shall hold in strict confidence and shall not make any disclosure (except to a Holder) or use of any Record or other information which the Company determines in good faith to be confidential, and of which determination the Inspectors are so notified, unless (a) the disclosure of such Records is necessary to avoid or correct a misstatement or omission in any Registration Statement or is otherwise required under the 1933 Act, (b) the release of such Records is ordered pursuant to a final, non-appealable subpoena or order from a court or government body of competent jurisdiction, or (c) the information in such Records has been made generally available to the public other than by disclosure in violation of this or any other agreement of which the Inspector has knowledge. Each Holder agrees that it shall, upon learning that disclosure of such Records is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to the Company and allow the Company, at its expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, the Records deemed confidential.

     j. The Company shall hold in confidence and not make any disclosure of information concerning a Holder provided to the Company unless (i) disclosure of such information is necessary to comply with federal or state securities laws, (ii) the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement, (iii) the release of such information is ordered pursuant to a subpoena or other final, non-appealable order from a court or governmental body of competent jurisdiction, or (iv) such information has been made generally available to the public other than by disclosure in violation of this Agreement or any other agreement. The Company agrees that it shall, upon learning that disclosure of such information concerning a Holder is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt written notice to such Holder and allow such Holder, at the Holder's expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information.

     k. The Company shall use its best efforts to secure designation and quotation of all the Registrable Securities covered by any Registration Statement on the Principal Market. If, despite the Company's best efforts, the Company is unsuccessful in satisfying the preceding sentence, it shall use its best efforts to cause all the Registrable Securities covered by any Registration Statement to be listed on each other national securities exchange and automated quotation system, if any, on which securities of the same class or series issued by the Company are then listed, if any, if the listing of such Registrable Securities is then permitted under the rules of such exchange or system. If, despite the Company's best efforts, the Company is unsuccessful in satisfying the two preceding sentences, it will use its best efforts to secure the inclusion for quotation on the Nasdaq Small Cap Market for such Registrable Securities and, without limiting the generality of the foregoing, to arrange for at least two market makers to register with the National Association of Securities Dealers, Inc. as such with respect to such Registrable Securities.
The Company shall pay all fees and expenses in connection with satisfying its obligation under this Section 3(k).

     l. The Company shall cooperate with the Investor to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legend) representing the Registrable Securities to be offered pursuant to a Registration Statement and enable such certificates to be in such denominations or amounts, as the case may be, as the Holders may reasonably request and registered in such names of the Persons who shall acquire such Registrable Securities from the Holders, as the Holders may request.

     m. The Company shall provide a transfer agent for all the Registrable Securities not later than the effective date of the first Registration Statement filed pursuant hereto.

     n. If requested by the Holders holding a majority of the Registrable Securities, the Company shall (i) as soon as reasonably practical incorporate in a prospectus supplement or post-effective amendment such information as such Holders reasonably determine should be included therein relating to the sale and distribution of Registrable Securities, including, without limitation, information with respect to the offering of the Registrable Securities to be sold in such offering; (ii) make all required filings of such prospectus supplement or post-effective amendment as soon as notified of the matters to be incorporated in such prospectus supplement or post-effective amendment; and (iii) supplement or make amendments to any Registration Statement if reasonably requested by such Holders.

     o. The Company shall use its best efforts to cause the Registrable Securities covered by the applicable Registration
Statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to consummate the disposition of such Registrable Securities.

     p. The Company shall otherwise use its best efforts to comply with all applicable rules and regulations of the SEC in connection with any registration hereunder.

     q. Within one (1) business day after the Registration Statement which includes Registrable Securities is declared effective by the SEC, the Company shall deliver, and shall cause legal counsel for the Company to deliver, to the transfer agent for such Registrable Securities, with copies to the Investor, confirmation that such Registration Statement has been declared effective by the SEC in the form attached hereto as Exhibit A.

     r. At such times as the Holders may reasonably request, the Company shall cause to be delivered, letters from the Company's independent certified public accountants (i) addressed to the Holders that such accountants are independent public accountants within the meaning of the 1933 Act and the applicable published rules and regulations thereunder, and (ii) in customary form and covering such financial and accounting matters as are customarily covered by letters of independent certified public accountants delivered to underwriters in connection with public offerings.

     s. The Company shall take all other reasonable actions necessary to expedite and facilitate disposition by the Holders of Registrable Securities pursuant to a Registration Statement.

4.  OBLIGATIONS OF THE HOLDERS.

     a. At least five (5) calendar days prior to the first anticipated filing date of a Registration Statement the Company shall notify each Holder in writing of the information the Company requires from each such Holder if such Holder elects to have any of such Holder's Registrable Securities included in such Registration Statement. It shall be a condition precedent to the obligations of the Company to complete the registration pursuant to this Agreement with respect to the Registrable Securities of a particular Holder that such Holder shall furnish in writing to the Company such information regarding itself, the Registrable Securities held by it and the intended method of disposition of the Registrable Securities held by it as shall reasonably be required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request. Each Holder covenants and agrees that, in connection with any sale of Registrable Securities by it pursuant to a Registration Statement, it shall comply with the "Plan of Distribution" section of the current prospectus relating to such Registration Statement.

     b. Each Holder, by such Holder's acceptance of the Registrable Securities, agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of any Registration Statement hereunder, unless such Holder has notified the Company in writing of such Holder's election to exclude all of such Holder's Registrable Securities from such Registration Statement.

     c. Each Holder agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3(f) or the first sentence of 3(e), such Holder will immediately discontinue disposition of Registrable Securities pursuant to any Registration Statement(s) covering such Registrable Securities until such Holder's receipt of the copies of the supplemented or amended prospectus contemplated by Section 3(f) or the first sentence of 3(e).

5.  EXPENSES OF REGISTRATION.

     All reasonable expenses, other than underwriting discounts and commissions, incurred in connection with registrations, filings or qualifications pursuant to Sections 2 and 3, including, without limitation, all registration, listing and qualifications fees, printing and accounting fees, and fees and disbursements of counsel for the Company shall be paid by the Company.

6.  INDEMNIFICATION.

     In the event any Registrable Securities are included in a Registration Statement under this Agreement:

     a. To the fullest extent permitted by law, the Company will, and hereby does, indemnify, hold harmless and defend each Holder who holds such Registrable Securities, the directors, officers, partners, employees, agents, representatives of, and each Person, if any, who controls, any Holder within the meaning of the 1933 Act or the Securities Exchange Act of 1934, as amended (the "1934 Act"), (each, an "Indemnified Person"), against any losses, claims, damages, liabilities, judgments, fines, penalties, charges, costs, attorneys' fees, amounts paid in settlement or expenses, joint or several (collectively, "Claims"), incurred in investigating, preparing or defending any action, claim, suit, inquiry, proceeding, investigation or appeal taken from the foregoing by or before any court or governmental, administrative or other regulatory agency, body or the SEC, whether pending or threatened, whether or not an indemnified party is or may be a party thereto ("Indemnified Damages"), to which any of them may become subject insofar as such Claims (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon: (i) any untrue statement or alleged untrue statement of a material fact in a Registration Statement or any post-effective amendment thereto or in any filing made in connection with the qualification of the offering under the securities or other "blue sky" laws of any jurisdiction in which Registrable Securities are offered ("Blue Sky Filing"), or the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which the statements therein were made, not misleading, (ii) any untrue statement or alleged untrue statement of a material fact contained in the final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading, or (iii) any violation or alleged violation by the Company of the 1933 Act, the 1934 Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the Registrable Securities pursuant to a Registration Statement (the matters in the foregoing clauses (i) through (iii) being, collectively, "Violations"). Subject to the restrictions set forth in Section 6(c) with respect to the number of legal counsel, the Company shall reimburse the Holders and each such controlling person, promptly as such expenses are incurred and are due and payable, for any reasonable legal fees or other reasonable expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this
Section 6(a): (i) shall not apply to a Claim arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company by any Indemnified Person expressly for use in connection with the preparation of the Registration Statement or any such amendment thereof or supplement thereto, if such prospectus were timely made available by the Company pursuant to Section 3(c); (ii) shall not be available to the extent such Claim is based on (a) a failure of the Holder to deliver or to cause to be delivered the prospectus made available by the Company or
(b) the Indemnified Person's use of an incorrect prospectus despite being promptly advised in advance by the Company in writing not to use such incorrect prospectus; and (iii) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company, which consent shall not be unreasonably withheld. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Person and shall survive the sale of the Registrable Securities by the Holders pursuant to the Registration Statement.

     b. In connection with any Registration Statement in which a Holder is participating, each such Holder agrees to severally and not jointly indemnify, hold harmless and defend, to the same extent and in the same manner as is set forth in Section 6(a), the Company, each of its directors, each of its officers who signs the Registration Statement, each Person, if any, who controls the Company within the meaning of the 1933 Act or the 1934 Act (collectively and together with an Indemnified Person, an "Indemnified Party"), against any Claim or Indemnified Damages to which any of them may become subject, under the 1933 Act, the 1934 Act or otherwise, insofar as such Claim or Indemnified Damages arise out of or are based upon any Violation, in each case to the extent, and only to the extent, that such Violation occurs in reliance upon and in conformity with written information furnished to the Company by such Holder expressly for use in connection with such Registration Statement; and, subject to Section 6(c), such Holder will reimburse any legal or other expenses reasonably incurred by them in connection with investigating or defending any such Claim; provided, however, that the indemnity agreement contained in this Section 6(b) and the agreement with respect to contribution contained in Section 7 shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of such Holder, which consent shall not be unreasonably withheld; provided, further, however, that the Holder shall be liable under this Section 6(b) for only that amount of a Claim or Indemnified Damages as does not exceed the net proceeds to such Holder as a result of the sale of Registrable Securities pursuant to such Registration Statement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Indemnified Party and shall survive the sale of the Registrable Securities by the Holders pursuant to the Registration Statement. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(b) with respect to any preliminary prospectus shall not inure to the benefit of any Indemnified Party if the untrue statement or omission of material fact contained in the preliminary prospectus were corrected on a timely basis in the prospectus, as then amended or supplemented. This indemnification provision shall apply separately to each Investor and liability hereunder shall be several and not joint.

     c. Promptly after receipt by an Indemnified Person or Indemnified Party under this Section 6 of notice of the commencement of any action or proceeding (including any governmental action or proceeding) involving a Claim, such Indemnified Person or Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 6, deliver to the indemnifying party a written notice of the commencement thereof, and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel mutually satisfactory to the indemnifying party and the Indemnified Person or the Indemnified Party, as the case may be; provided, however, that an Indemnified Person or Indemnified Party shall have the right to retain its own counsel with the fees and expenses to be paid by the indemnifying party, if, in the reasonable opinion of counsel retained by the indemnifying party, the representation by such counsel of the Indemnified Person or Indemnified Party and the indemnifying party would be inappropriate due to actual or potential differing interests between such Indemnified Person or Indemnified Party and any other party represented by such counsel in such proceeding. The indemnifying party shall pay for only one separate legal counsel for the Indemnified Persons or the Indemnified Parties, as applicable, and such counsel shall be selected by Holders holding a majority-in-interest of the Registrable Securities included in the Registration Statement to which the Claim relates, if the Holders are entitled to indemnification hereunder, or the Company, if the Company is entitled to indemnification hereunder, as applicable. The Indemnified Party or Indemnified Person shall cooperate fully with the indemnifying party in connection with any negotiation or defense of any such action or claim by the indemnifying party and shall furnish to the indemnifying party all information reasonably available to the Indemnified Party or Indemnified Person which relates to such action or claim. The indemnifying party shall keep the Indemnified Party or Indemnified Person fully appraised at all times as to the status of the defense or any settlement negotiations with respect thereto. No indemnifying party shall be liable for any settlement of any action, claim or proceeding effected without its written consent, provided, however, that the indemnifying party shall not unreasonably withhold, delay or condition its consent. No indemnifying party shall, without the consent of the Indemnified Party or Indemnified Person, consent to entry of any judgment or enter into any settlement or other compromise which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party or Indemnified Person of a release from all liability in respect to such Claim. Following indemnification as provided for hereunder, the indemnifying party shall be surrogated to all rights of the Indemnified Party or Indemnified Person with respect to all third parties, firms or corporations relating to the matter for which indemnification has been made. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Person or Indemnified Party under this Section 6, except to the extent that the indemnifying party is prejudiced in its ability to defend such action.

     d. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or Indemnified Damages are incurred.

     e. The indemnity agreements contained herein shall be in addition to (i) any cause of action or similar right of the Indemnified Party or Indemnified Person against the indemnifying party or others, and (ii) any liabilities the indemnifying party may be subject to pursuant to the law.

7.  CONTRIBUTION.

     To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 6 to the fullest extent permitted by law; provided, however, that: (i) no contribution shall be made under circumstances where the maker would not have been liable for indemnification under the fault standards set forth in Section 6;
(ii) no seller of Registrable Securities guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933
Act) shall be entitled to contribution from any seller of Registrable Securities who was not guilty of fraudulent misrepresentation; and
(iii) contribution by any seller of Registrable Securities shall be limited in amount to the net amount of proceeds received by such seller from the sale of such Registrable Securities.

8.  REPORTS UNDER THE 1934 ACT.

     With a view to making available to the Holders the benefits of Rule 144 promulgated under the 1933 Act or any other similar rule or regulation of the SEC that may at any time permit the Holders to sell securities of the Company to the public without registration ("Rule 144"), the Company agrees to:

     a. make and keep public information available, as those terms are understood and defined in Rule 144;

     b. file with the SEC in a timely manner all reports and other documents required of the Company under the 1933 Act and the 1934 Act so long as the Company remains subject to such requirements (it being understood that nothing herein shall limit the Company's obligations under Section 4(c) of the Subscription Agreement) and the filing of such reports and other documents is required for the applicable provisions of Rule 144; and

     c. furnish to the Investor, promptly upon request, (i) a written statement by the Company that it has complied with the reporting requirements of Rule 144, the 1933 Act and the 1934 Act,
(ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested to permit the Investor to sell such securities pursuant to Rule 144 without registration.

9.  ASSIGNMENT OF REGISTRATION RIGHTS.

     The rights under this Agreement shall not be assignable.

10.  AMENDMENT OF REGISTRATION RIGHTS.

     Provisions of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and Holders who hold two-thirds (2/3) of the Registrable Securities. Any amendment or waiver effected in accordance with this Section 10 shall be binding upon each Holder and the Company. No such amendment shall be effective to the extent that it applies to less than all of the Holders of the Registrable Securities. No consideration shall be offered or paid to any Person to amend or consent to a waiver or modification of any provision of any of this Agreement unless the same consideration also is offered to all of the parties to this Agreement.

11.  MISCELLANEOUS.

     a.  A Person is deemed to be a Holder of  Registrable
Securities  whenever such Person owns of record such Registrable
Securities. If the Company receives conflicting instructions, notices or elections from two or more Persons with respect to the same
Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities.

     b. Any notices, consents, waivers or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided a confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or
(iii) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:

5G Wireless Communications, Inc.
2921 N. Tenaya Way, Suite 216
Las Vegas, NV 89128
Attention: Jerry Dix, CEO
Telephone:  702-647-4877
Facsimile:  702-

With a copy to:
Mark Tow, Esq.
3900 Birch Street, Suite 113
Newport Beach, CA 92660
Telephone:  949-975-0544
Facsimile:  949-975-0547

If to the Investor:
At the address listed in the Questionnaire.

If to May Davis Group, Inc.:
c/o Joseph B. LaRocco, Esq.
49 Locust Avenue, Suite 107
New Canaan, CT 06840
Telephone:  203-966-0566
Facsimile:  203-966-0363

     Each party shall provide five (5) business days prior notice to the other party of any change in address, phone number or facsimile number.

     c. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

     d. The laws of the State of New York shall govern all issues concerning the relative rights of the Company and its stockholders. All other questions shall be governed by and interpreted in accordance with the laws of the State of New York without regard to the principles of conflict of laws. Each party hereby irrevocably submits to the non-exclusive jurisdiction of the state and federal courts sitting in the City of New York, borough of Manhattan, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction.

     e. This Agreement and the Transaction Documents constitute the entire agreement among the parties hereto with respect to the subject matter hereof and thereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein.

     f. This Agreement and the Transaction Documents supersede all prior agreements and understandings among the parties hereto with respect to the subject matter hereof and thereof.

     g. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     h. This Agreement may be executed in two or more identical counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Agreement, once executed by a party, may be delivered to the other party hereto by facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

     i. Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

     j. All consents and other determinations to be made by the Holders pursuant to this Agreement shall be made, unless otherwise specified in this Agreement, by Holders holding a majority of the Registrable Securities.

     k. The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent and no rules of strict construction will be applied against any party.

     IN WITNESS WHEREOF, the parties have caused this Registration Rights Agreement to be duly executed as of the day and year first above written.

                                     5G WIRELESS COMMUNICATIONS, INC.


                                     By: /s/  Jerry Dix
                                     Name:  Jerry Dix
                                     Title:  CEO


                                     INVESTOR


                                     _____________________________
                                     Name: _______________________


                                     INVESTOR


                                     _____________________________
                                     Name: _______________________

                               EXHIBIT C

                           FORM OF DEBENTURE

THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF SUCH LAWS. THE SECURITIES ARE SUBJECT TO RESTRICTIONS OF TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SUCH LAWS PURSUANT TO REGISTRATION OR AN EXEMPTION THEREFROM. THE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OR ADEQUACY OF THE OFFERING MATERIALS. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

AMOUNT                                                 $
DEBENTURE NUMBER                                       FEBRUARY-2002-101
ISSUANCE DATE                                          FEBRUARY 12, 2002
MATURITY DATE                                          FEBRUARY 12, 2005

     FOR VALUE RECEIVED, 5G Wireless Communications, Inc., a Nevada corporation (the "Company"), hereby promises to pay _________________________ (the "Holder") on February 12, 2005, (the
"Maturity Date"), the principal amount of ___________________________ Dollars ($_______) U.S., and to pay interest on the principal amount hereof, in such amounts, at such times and on such terms and conditions as are specified herein.

Article 1. Interest

     The Company shall pay interest on the unpaid principal amount of this Debenture (the "Debenture") at the time of each conversion until the principal amount hereof is paid in full or has been converted. The Debentures shall pay five percent (5%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company ("Common Stock"), at the Company's option, at the time of each conversion. The closing shall be deemed to have occurred on the date the funds (less placement fees, escrow fees and attorney fees) are received by the Company (the "Closing Date"). If the interest is to be paid in cash, the Company shall make such payment within five (5)
business days of the date of conversion.   If the interest is to be
paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of three (3) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in Section 3.2.

Article 2. Method of Payment; Secured Debenture

     The principal amount of this Debenture is secured by shares pledged as collateral pursuant to the terms of a Security Agreement. This Debenture is a full recourse loan being made by the Holder and the Company is liable for any deficiency.

     This Debenture must be surrendered to the Company in order for the Holder to receive payment of the principal amount hereof. The Company shall have the option of paying the interest on this Debenture in United States dollars or in Common Stock upon conversion pursuant to Article 1 hereof. The Company may draw a check for the payment of interest to the order of the Holder of this Debenture and mail it to the Holder's address as shown on the Register (as defined in Section
7.2 below). Interest and principal payments shall be subject to withholding under applicable United States Federal Internal Revenue Service Regulations.

Article 3.  Conversion

     Section 3.1.  Conversion Privilege

     (a) The Holder of this Debenture shall have the right to convert it into shares of Common Stock at any time and from time to time at the earlier of (i) ninety (90) calendar days after the Closing Date or after the effective date of the registration statement. The number of shares of Common Stock issuable upon the conversion of this Debenture is determined pursuant to Section 3.2 and rounding the result to the nearest whole share.

     (b) Less than all of the principal amount of this Debenture may be converted into Common Stock if the portion converted is $5,000 or a whole multiple of $5,000 and the provisions of this Article 3 that apply to the conversion of all of the Debenture shall also apply to the conversion of a portion of it. This Debenture may not be converted, whether in whole or in part, except in accordance with
Article 3.

     (c) In the event all or any portion of this Debenture remains outstanding on the Maturity Date, the unconverted portion of such Debenture will automatically be converted into shares of Common Stock on such date in the manner set forth in Section 3.2.

Section 3.2.  Conversion Procedure.

     (a) Debentures. Upon receipt by the Company or its designated attorney of a facsimile or original of Holder's signed Notice of Conversion (See Exhibit A attached hereto) preceded by, together with or followed by receipt of the original Debenture to be converted in whole or in part in the manner set forth in 3.2(b) below, the Company shall instruct its transfer agent to issue one or more Certificates representing that number of shares of Common Stock into which the Debenture is convertible. The Company shall act as Registrar and shall maintain an appropriate ledger containing the necessary information with respect to each Debenture.

     (b) Conversion Procedures. The face amount of this Debenture may be converted, in whole or in part. Such conversion shall be effectuated by surrendering to the Company, or its attorney, this Debenture to be converted together with a facsimile or original of the signed Notice of Conversion which evidences Holder's intention to convert the Debenture indicated. The date on which the Notice of Conversion is effective ("Conversion Date") shall be deemed to be the date on which the Holder has delivered to the Company a facsimile or original of the signed Notice of Conversion, as long as the original Debenture(s) to be converted are received by the Company within three (3) business days thereafter. Notwithstanding the above, any Notice of Conversion not received by 5:00 P.M. EST, shall be deemed to have been received the next business day.

     (c) Common Stock to be Issued. Upon the conversion of any Debentures and upon receipt by the Company or its attorney of a facsimile or original of Holder's signed Notice of Conversion the Company shall instruct its transfer agent to issue stock certificates without restrictive legend or stop transfer instructions, if at that time the Registration Statement has been deemed effective (or with proper restrictive legend if the Registration Statement has not as yet been declared effective), in such denominations to be specified at conversion representing the number of shares of Common Stock issuable upon such conversion, as applicable. The Company warrants that no instructions, other than these instructions, have been given or will be given to the transfer agent and that the Common Stock shall otherwise be freely resold, except as may be set forth herein.

     (d) Conversion Rate. Holder is entitled to convert the face amount of this Debenture, plus accrued interest, anytime following the Closing Date but in accordance with paragraph 3.1 (a) above, at the lesser of (i) 120% of the closing bid price (as reported by Bloomberg) on the Closing Date or (ii) 75% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg) during the ten (10) trading days immediately prior to the Conversion Date, each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

     (e) Nothing contained in this Debenture shall be deemed to establish or require the payment of interest to the Holder at a rate in excess of the maximum rate permitted by governing law. In the event that the rate of interest required to be paid exceeds the maximum rate permitted by governing law, the rate of interest required to be paid thereunder shall be automatically reduced to the maximum rate permitted under the governing law and such excess shall be returned with reasonable promptness by the Holder to the Company.

     (f) It shall be the Company's responsibility to take all necessary actions and to bear all such costs to issue the Common Stock as provided herein, including the responsibility and cost for delivery of an opinion letter to the transfer agent, if so required. The person in whose name the certificate of Common Stock is to be registered shall be treated as a shareholder of record on and after the conversion date. Upon surrender of any Debentures that are to be converted in part, the Company shall issue to the Holder a new Debenture equal to the unconverted amount, if so requested in writing by Holder.

     (g) Within five (5) business days after receipt of the documentation referred to above in Section 3.2(b), the Company shall deliver a certificate, in accordance with Section 3.2(c) for the number of shares of Common Stock issuable upon the conversion. In the event the Company does not make delivery of the Common Stock, as instructed by Holder, within five (5) business days after the Conversion Date, then in such event the Company shall pay to Holder one percent (1%) in cash, of the dollar value of the Debentures being converted per each day after the fifth (5th) business day following the Conversion Date that the Common Stock is not delivered to the Purchaser.

     The Company acknowledges that its failure to deliver the Common Stock within five (5) business days after the Conversion Date will cause the Holder to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Debenture a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to deliver the Common Stock pursuant to the terms of this Debenture.

     Failure to issue unrestricted, freely tradable Common Stock to the Holder(s) upon conversion shall be considered an Event of Default, which if not cured within 10 days, shall entitle the Holder(s) to accelerate full repayment of the Debentures then outstanding. The Company acknowledges that the failure to honor a Notice of Conversion, shall cause definable financial hardship on the Holder (s).

     To the extent that the failure of the Company to issue the Common Stock pursuant to this Section 3.2(g) is due to the unavailability of authorized but unissued shares of Common Stock, the provisions of this
Section 3.2(g) shall not apply but instead the provisions of Section 3.2(h) shall apply.

     The Company shall make any payments incurred under this Section 3.2(g) in immediately available funds within five (5) business days from the date the Common Stock is fully delivered. Nothing herein shall limit a Holder's right to pursue actual damages or cancel the conversion for the Company's failure to issue and deliver Common Stock to the Holder within five (5) business days after the Conversion Date.

     (h) The Company shall at all times reserve (or make alternative written arrangements for reservation or contribution of shares) and have available all Common Stock necessary to meet conversion of the Debentures by all Holders of the entire amount of Debentures then outstanding. If, at any time Holder submits a Notice of Conversion and the Company does not have sufficient authorized but unissued shares of Common Stock (or alternative shares of Common Stock as may be contributed by Stockholders) available to effect, in full, a conversion of the Debentures (a "Conversion Default", the date of such default being referred to herein as the "Conversion Default Date"), the Company shall issue to the Holder all of the shares of Common Stock which are available, and the Notice of Conversion as to any Debentures requested to be converted but not converted (the "Unconverted Debentures"), may be deemed null and void upon written notice sent by the Holder to the Company. The Company shall provide notice of such Conversion Default ("Notice of Conversion Default") to all existing Holders of outstanding Debentures, by facsimile, within three (3) business day of such default (with the original delivered by overnight or two day courier), and the Holder shall give notice to the Company by facsimile within five business days of receipt of the original Notice of Conversion Default (with the original delivered by overnight or two day courier) of its election to either nullify or confirm the Notice of Conversion.

     The Company agrees to pay to all Holders of outstanding Debentures payments for a Conversion Default ("Conversion Default Payments") in the amount of (N/365) x (.24) x the initial issuance price of the outstanding and/or tendered but not converted Debentures held by each Holder where N = the number of days from the Conversion Default Date to the date (the "Authorization Date") that the Company authorizes a sufficient number of shares of Common Stock to effect conversion of all remaining Debentures. The Company shall send notice ("Authorization Notice") to each Holder of outstanding Debentures that additional shares of Common Stock have been authorized, the Authorization Date and the amount of Holder's accrued Conversion Default Payments. The accrued Conversion Default shall be paid in cash or shall be convertible into Common Stock at the Conversion Rate, upon written notice sent by the Holder to the Company, which Conversion Default shall be payable as follows: (i) in the event Holder elects to take such payment in cash, cash payments shall be made to such Holder of outstanding Debentures by the fifth day of the following calendar month, or (ii) in the event Holder elects to take such payment in stock, the Holder may convert such payment amount into Common Stock at the conversion rate set forth in section 3.2(d) at anytime after the 5th day of the calendar month following the month in which the Authorization Notice was received, until the expiration of the mandatory three (3) year conversion period.

     The Company acknowledges that its failure to maintain a sufficient number of authorized but unissued shares of Common Stock to effect in full a conversion of the Debentures will cause the Holder to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Agreement a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to deliver the Common Stock pursuant to the terms of this Debenture. Nothing herein shall limit the Holder's right to pursue actual damages for the Company's failure to maintain a sufficient number of authorized shares of Common Stock.

     (i) If, by the fifth (5th) business day after the Conversion Date of any portion of the Debentures to be converted (the "Delivery Date"), the transfer agent fails for any reason to deliver the Common Stock upon conversion by the Holder and after such Delivery Date, the Holder purchases, in an open market transaction or otherwise, shares of Common Stock (the "Covering Shares") solely in order to make delivery in satisfaction of a sale of Common Stock by the Holder (the "Sold Shares"), which delivery such Holder anticipated to make using the Common Stock issuable upon conversion (a "Buy-In"), the Company shall pay to the Holder, in addition to any other amounts due to Holder pursuant to this Debenture, and not in lieu thereof, the Buy-In Adjustment Amount (as defined below). The "Buy In Adjustment Amount" is the amount equal to the excess, if any, of (x) the Holder's total purchase price (including brokerage commissions, if any) for the Covering Shares over (y) the net proceeds (after brokerage commissions, if any) received by the Holder from the sale of the Sold Shares. The Company shall pay the Buy-In Adjustment Amount to the Holder in immediately available funds within five (5) business days of written demand by the Holder. By way of illustration and not in limitation of the foregoing, if the Holder purchases shares of Common Stock having a total purchase price (including brokerage commissions) of $11,000 to cover a Buy-In with respect to shares of Common Stock it sold for net proceeds of $10,000, the Buy-In Adjustment Amount which the Company will be required to pay to the Holder will be $1,000.

     (j) The Company shall furnish to Holder such number of prospectuses and other documents incidental to the registration of the shares of Common Stock underlying the Debentures, including any amendment of or supplements thereto.

     (k) Limitation on Issuance of Shares. If the Company's Common Stock becomes listed on the Nasdaq Small Cap Market after the issuance of the Debentures, the Company may be limited in the number of shares of Common Stock it may issue by virtue of (X) the number of authorized shares or (Y) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded, including, but not necessarily limited to, NASDAQ Rule 4310(c)(25)(H)(i) or Rule 4460(i)(1), as may be applicable (collectively, the "Cap Regulations"). Without limiting the other provisions thereof, the Debentures shall provide that (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still cannot issue such shares of Common Stock without violating the Cap Regulations, the holder of a Debenture which cannot be converted as result of the Cap Regulations (each such Debenture, an "Unconverted Debenture") shall have the right to elect either of the following remedies:

     (x) if permitted by the Cap Regulations, require the Company to issue shares of Common Stock in accordance with such holder's Notice of Conversion at a conversion purchase price equal to the average of the closing bid price per share of Common Stock for any five (5) consecutive trading days (subject to certain equitable adjustments for certain events occurring during such period) during the sixty (60) trading days immediately preceding the Conversion Date; or

     (y) require the Company to redeem each Unconverted Debenture for an amount (the "Redemption Amount"), payable in cash, equal to the sum of (i) one hundred thirty-three percent (133%) of the principal of an Unconverted Debenture, plus (ii) any accrued but unpaid interest thereon through and including the date (the "Redemption Date") on which the Redemption Amount is paid to the holder.

     A holder of an Unconverted Debenture may elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture. The Debentures shall contain provisions substantially consistent with the above terms, with such additional provisions as may be consented to by the Holder. The provisions of this section are not intended to limit the scope of the provisions otherwise included in the Debentures.

     (l) Limitation on Amount of Conversion and Ownership.

Notwithstanding anything to the contrary in this Debenture, in no event shall the Holder be entitled to convert that amount of Debenture, and in no event shall the Company permit that amount of conversion, into that number of shares, which when added to the sum of the number of shares of Common Stock beneficially owned, (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as may be amended, (the "1934 Act")), by the Holder, would exceed 4.99% of the number of shares of Common Stock outstanding on the Conversion Date, as determined in accordance with Rule 13d-1(j) of the 1934 Act. In the event that the number of shares of Common Stock outstanding as determined in accordance with Section 13(d) of the 1934 Act is different on any Conversion Date than it was on the Closing Date, then the number of shares of Common Stock outstanding on such Conversion Date shall govern for purposes of determining whether the Holder would be acquiring beneficial ownership of more than 4.99% of the number of shares of Common Stock outstanding on such Conversion Date.

     (m) Legend. The Holder acknowledges that each certificate representing the Debentures, and the Common Stock unless registered pursuant to the Registration Rights Agreement, shall be stamped or otherwise imprinted with a legend substantially in the following form:

        THE SECURITIES EVIDENCED BY THIS CERTIFICATE MAY NOT BE OFFERED OR SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, (ii) TO THE EXTENT APPLICABLE, RULE 144 UNDER THE ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (iii) IF AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE.

     (n) Prior to conversion of all the Debentures and exercise of all the Warrants, if at anytime the conversion of all the Debentures and exercise of all the Warrants outstanding would result in an insufficient number of authorized shares of Common Stock being available to cover all the conversions, then in such event, the Company will move to call and hold a shareholder's meeting or have shareholder action with written consent of the proper number of shareholders within thirty (30) days of such event, or such greater period of time if statutorily required or reasonably necessary as regards standard brokerage house and/or SEC requirements and/or procedures, for the purpose of authorizing additional shares of Common
Stock to facilitate the conversions.   In such an event management of
the Company shall recommend to all shareholders to vote their shares in favor of increasing the authorized number of shares of Common Stock. Management of the Company shall vote all of its shares of Common Stock in favor of increasing the number of shares of authorized Common Stock. Company represents and warrants that under no circumstances will it deny or prevent Holder's right to convert the Debentures as permitted under the terms of this Subscription Agreement or the Registration Rights Agreement. Nothing in this Section shall limit the obligation of the Company to make the payments set forth in
Section 3.2(g). In the event the Company's shareholder's meeting does not result in the necessary authorization, the Company shall redeem the outstanding Debentures for an amount equal to (x) the sum of the principal of the outstanding Debentures plus accrued interest thereon multiplied by (y) 133%.

     (o) Redemption. The Company shall be entitled to redeem the unconverted portion of the Debentures by giving the Holder at least ten (10) calendar day written notice. The Holder shall be entitled to convert the balance of the Debentures not being converted at anytime prior to the date of redemption. The redemption amount shall be 125% of the principal amount being redeemed, plus and additional 1% for each 30 day period after the 90th calendar day following the Closing Date.

     Section 3.3. Fractional Shares. The Company shall not issue fractional shares of Common Stock, or scrip representing fractions of such shares, upon the conversion of this Debenture. Instead, the Company shall round up or down, as the case may be, to the nearest whole share.

     Section 3.4. Taxes on Conversion. The Company shall pay any documentary, stamp or similar issue or transfer tax due on the issue of shares of Common Stock upon the conversion of this Debenture. However, the Holder shall pay any such tax which is due because the shares are issued in a name other than its name.

      Section 3.5. Company to Reserve Stock. The Company shall reserve the number of shares of Common Stock required pursuant to and upon the terms set forth in the Subscription Agreement to permit the conversion of this Debenture. All shares of Common Stock which may be issued upon the conversion hereof shall upon issuance be validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issuance thereof.

     Section 3.6. Restrictions on Sale. This Debenture has not been registered under the Securities Act of 1933, as amended, (the "Act") and is being issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. This Debenture and the Common Stock issuable upon the conversion thereof may only be sold pursuant to registration under or an exemption from the Act.

     Section 3.7. Mergers, Etc. If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee shall amend this Debenture to provide that it may thereafter be converted on the terms and subject to the conditions set forth above into the kind and amount of stock, securities or property receivable upon such merger, consolidation, sale or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable to adjustments provided for in this Article 3.

Article 4.  Mergers

     The Company shall not consolidate or merge into, or transfer all or substantially all of its assets to, any person, unless such person assumes in writing the obligations of the Company under this Debenture and immediately after such transaction no Event of Default exists.
Any reference herein to the Company shall refer to such surviving or transferee corporation and the obligations of the Company shall terminate upon such written assumption.

Article 5.  Reports

     The Company will mail to the Holder hereof at its address as shown on the Register a copy of any annual, quarterly or current report that it files with the Securities and Exchange Commission promptly after the filing thereof and a copy of any annual, quarterly or other report or proxy statement that it gives to its shareholders generally at the time such report or statement is sent to shareholders.

Article 6.  Defaults and Remedies

     Section 6.1.  Events of Default.  An "Event of Default" occurs if
(a) the Company does not pay 125% of the principal amount of this Debenture, plus accrued but unpaid interest and liquidated damages, if any, in full on or before the one year anniversary following the Closing Date and the registration statement covering the Common Stock underlying this offering is not declared effective on or before the one year anniversary following the Closing Date calendar day following the Closing Date), (b) any of the Company's representations or warranties contained in the Subscription Agreement or this Debenture were false when made or the Company fails to comply with any of its other agreements in the Subscription Agreement or this Debenture and such failure continues for the period and after the notice specified below, (c) the Company pursuant to or within the meaning of any Bankruptcy Law (as hereinafter defined): (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a Custodian (as hereinafter defined) of it or for all or substantially all of its property or (iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that: (A) is for relief against the Company in an involuntary case; (B) appoints a Custodian of the Company or for all or substantially all of its property or (C) orders the liquidation of the Company, and the order or decree remains unstayed and in effect for sixty (60) calendar days, (e) the Company's Common Stock is suspended or no longer listed on any recognized exchange including electronic over-the-counter bulletin board for in excess of five (5) consecutive trading days. As used in this Section 6.1, the term "Bankruptcy Law" means Title 11 of the United States Code or any similar federal or state law for the relief of debtors. The term "Custodian" means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law. A default under clause
(c) above is not an Event of Default until the holders of at least 25% of the aggregate principal amount of the Debentures outstanding notify the Company of such default and the Company does not cure it within thirty (30) business days after the receipt of such notice, unless the Company commences to cure such default within such period, which must specify the default, demand that it be remedied and state that it is a "Notice of Default".

     Section 6.2. Acceleration. If an Event of Default occurs and is continuing, the Holder hereof by notice to the Company, may declare the remaining principal amount of this Debenture, together with all accrued interest and any liquidated damages, to be due and payable. Upon such declaration, the remaining principal amount shall be due and payable immediately.

     Section 6.3 Concerning Seniority. Except as disclosed in the Company's SEC filings, no indebtedness of the Company is senior to this Debenture in right of payment, whether with respect to interest, damages or upon liquidation or dissolution or otherwise.

     Section 6.4  Liquidation Value.   The liquidation value of this
Debenture shall be equal to 125% of the outstanding balance remaining on this Debenture plus accrued but unpaid interest and liquidated damages.

Article 7.  Registered Debentures

     Section 7.1. Series. This Debenture is one of a numbered series of Debentures which are identical except as to the principal amount and date of issuance thereof. Such Debentures are referred to herein collectively as the "Debentures". The Debentures shall be issued in whole multiples of $5,000.

     Section 7.2. Record Ownership. The Company, or its attorney, shall maintain a register of the holders of the Debentures (the "Register") showing their names and addresses and the serial numbers and principal amounts of Debentures issued to them. The Register may be maintained in electronic, magnetic or other computerized form. The Company may treat the person named as the Holder of this Debenture in
the Register as the sole owner of this Debenture.   The Holder of this
Debenture is the person exclusively entitled to receive payments of interest on this Debenture, receive notifications with respect to this Debenture, convert it into Common Stock and otherwise exercise all of the rights and powers as the absolute owner hereof.

     Section 7.3. Worn or Lost Debentures. If this Debenture becomes worn, defaced or mutilated but is still substantially intact and recognizable, the Company or its agent may issue a new Debenture in lieu hereof upon its surrender. Where the Holder of this Debenture claims that the Debenture has been lost, destroyed or wrongfully taken, the Company shall issue a new Debenture in place of the original Debenture if the Holder so requests by written notice to the Company actually received by the Company before it is notified that the Debenture has been acquired by a bona fide purchaser and the Holder has delivered to the Company an indemnity bond in such amount and issued by such surety as the Company deems satisfactory together with an affidavit of the Holder setting forth the facts concerning such loss, destruction or wrongful taking and such other information in such form with such proof or verification as the Company may request.

Article 8.  Notice.


     Any notices, consents, waivers or other communications required or permitted to be given under the terms of this Debenture must be in writing and will be deemed to have been delivered (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided a confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or
(iii) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:

5G Wireless Communications, Inc.
2921 N. Tenaya Way, Suite 216
Las Vegas, NV 89128
Attention: Jerry Dix, CEO
Telephone:  702-647-4877
Facsimile:  702-

With a copy to:
Mark Tow, Esq.
3900 Birch Street, Suite 113
Newport Beach, CA 92660
Telephone:  949-975-0544
Facsimile:  949-975-0547

If to the Investor:

At the address listed in the Questionnaire.

If to May Davis Group, Inc.:
c/o Joseph B. LaRocco, Esq.
49 Locust Avenue, Suite 107
New Canaan, CT 06840
Telephone:  203-966-0566
Facsimile:  203-966-0363

     Each party shall provide five (5) business days prior notice to the other party of any change in address, phone number or facsimile number.

Article 9.  Time

     Where this Debenture authorizes or requires the payment of money or the performance of a condition or obligation on a Saturday or Sunday or a public holiday, or authorizes or requires the payment of money or the performance of a condition or obligation within, before or after a period of time computed from a certain date, and such period of time ends on a Saturday or a Sunday or a public holiday, such payment may be made or condition or obligation performed on the next succeeding business day, and if the period ends at a specified hour, such payment may be made or condition performed, at or before the same hour of such next succeeding business day, with the same force and effect as if made or performed in accordance with the terms of this Debenture. A "business day" shall mean a day on which the banks in New York are not required or allowed to be closed.
Article 10.  No Assignment

     This Debenture shall not be assignable.

Article 11.  Rules of Construction.

     In this Debenture, unless the context otherwise requires, words in the singular number include the plural, and in the plural include the singular, and words of the masculine gender include the feminine and the neuter, and when the sense so indicates, words of the neuter gender may refer to any gender. The numbers and titles of sections contained in the Debenture are inserted for convenience of reference only, and they neither form a part of this Debenture nor are they to be used in the construction or interpretation hereof. Wherever, in this Debenture, a determination of the Company is required or allowed, such determination shall be made by a majority of the Board of Directors of the Company and if it is made in good faith, it shall be conclusive and binding upon the Company and the Holder of this Debenture.

Article 12.  Governing Law

     The validity, terms, performance and enforcement of this Debenture shall be governed and construed by the provisions hereof and in accordance with the laws of the State of Nevada applicable to agreements that are negotiated, executed, delivered and performed solely in the State of Nevada.

Article 13.  Litigation

     (a) Forum Selection and Consent to Jurisdiction. Any litigation arising out of, under, or in connection with, this Debenture or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Company or Holder shall be brought and maintained exclusively in the courts of the State of New York. The Company hereby expressly and irrevocably submits to the jurisdiction of the state and federal courts of the State of New York for the purpose of any such litigation as set forth above and irrevocably agrees to be bound by any final judgment rendered thereby in connection with such litigation. The Company further irrevocably consents to the service of process by registered mail, postage prepaid, or by personal service within or without the State of New York. The Company hereby expressly and irrevocably waives, to the fullest extent permitted by law, any objection which it may have or hereafter may have to the laying of venue of any such litigation brought in any such court referred to above and any claim that any such litigation has been brought in any inconvenient forum. To the extent that the Company has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution or otherwise) with respect to itself or its property, the Company hereby irrevocably waives such immunity in respect of its obligations under this Debenture.

     (b) Waiver of Jury Trial. The Holder and the Company hereby knowingly, voluntarily and intentionally waive any rights they may have to a trial by jury in respect of any litigation based hereon, or arising out of, under, or in connection with, this Debenture, or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Holder or the Company. The Company acknowledges and agrees that it has received full and sufficient consideration for this provision and that this provision is a material inducement for the Holder purchasing this Debenture.

     (c) Governing Law. The terms of this Debenture shall be governed by and construed and enforced in accordance with the laws of the State of Nevada without regard to the conflicts of laws principles thereof.

     IN WITNESS WHEREOF, the Company has duly executed this Debenture as of the date first written above.

                                         5G WIRELESS COMMUNICATIONS, INC.


                                         By: /s/  Jerry Dix
                                         Name: Jerry Dix
                                         Title: CEO

                                     EXHIBIT D

                                  FORM OF OPINION

Purchasers of [Company] [Describe Securities]
_______________, 2001


Re:  [Company]

Ladies and Gentlemen:

     We have acted as counsel to [Company], a corporation incorporated under the laws of the State of _________ (the "Company"), in connection with the proposed issuance and sale of convertible debentures (the "Securities") pursuant to the related Subscription Agreement (including all Exhibits and Appendices thereto)
(collectively the "Agreements").

     In connection with rendering the opinions set forth herein, we have examined drafts of the Agreement, the Company's Certificate of Incorporation, and its Bylaws, as amended to date [other documents - describe], the proceedings of the Company's Board of Directors taken in connection with entering into the Agreements, and such other documents, agreements and records as we deemed necessary to render the opinions set forth below.

     In conducting our examination, we have assumed the following:
(i) that each of the Agreements has been executed by each of the parties thereto in the same form as the forms which we have examined,
(ii) the genuineness of all signatures, the legal capacity of natural persons, the authenticity and accuracy of all documents submitted to us as originals, and the conformity to originals of all documents submitted to us as copies, (iii) that each of the Agreements has been duly and validly authorized, executed and delivered by the party or parties thereto other than the Company, and (iv) that each of the Agreements constitutes the valid and binding agreement of the party or parties thereto other than the Company, enforceable against such party or parties in accordance with the Agreements' terms.

     Based upon the subject to the foregoing, we are of the opinion that:

     1. The Company has been duly incorporated and is validly existing as a corporation in good standing under the laws of the State of __________, is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions where the Company owns or leases properties, maintains employees or conducts business, except for jurisdictions in which the failure to so qualify would not have a material adverse effect on the Company, and has all requisite corporate power and authority to own its properties and conduct its business.

     2. The authorized capital stock of the Company consists of - _______ shares of Common Stock, ________ par value per share, ("Common Stock") and ______________ Preferred Stock, par value $________ per share; [describe classes if applicable]

     3.  The Common Stock is registered pursuant to Section 12(b) or
Section 12(g) of the Securities Exchange Act of 1934, as amended and the Company has timely filed all the material required to be filed pursuant to Sections 13(a) or 15(d) of such Act for a period of at least twelve months preceding the date hereof;

     4. When duly countersigned by the Company's transfer agent and registrar, and delivered to you or upon your order against payment of the agreed consideration therefor in accordance with the provisions of the Agreements, the Securities [and any Common Stock to be issued upon the conversion of the Securities] as described in the Agreements represented thereby will be duly authorized and validly issued, fully paid and nonassessable;

     5. The Company has the requisite corporate power and authority to enter into the Subscription Agreement and to sell and deliver the Securities and the Common Stock to be issued upon the conversion of the Securities as described in the Agreements; each of the Agreements has been duly and validly authorized by all necessary corporate action by the Company to our knowledge, no approval of any governmental or other body is required for the execution and delivery of each of the Agreements by the Company or the consummation of the transactions contemplated thereby; each of the Agreements has been duly and validly executed and delivered by and on behalf of the Company, and is a valid and binding agreement of the Company, enforceable in accordance with its terms, except as enforceability may be limited by general equitable principles, bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or other laws affecting creditors rights generally, and except as to compliance with federal, state, and foreign securities laws, as to which no opinion is expressed;

     6. To the best of our knowledge, after due inquiry, the execution, delivery and performance of the Subscription Agreement and Securities by the Company and the performance of its obligations thereunder do not and will not constitute a breach or violation of any of the terms and provisions of, or constitute a default under or conflict with or violate any provision of (i) the Company's Certificate of Incorporation or By-Laws, (ii) any indenture, mortgage, deed of trust, agreement or other instrument to which the Company is party or by which it or any of its property is bound, (iii) any applicable statute or regulation or as other, (iv) or any judgment, decree or order of any court or governmental body having jurisdiction over the Company or any of its property.

     7. The issuance of Common Stock upon conversion of the Securities in accordance with the terms and conditions of the Securities and the Subscription Agreement, will not violate the applicable listing agreement between the Company and any securities exchange or market on which the Company's securities are listed.

     8. To the best of our knowledge, after due inquiry, there is no pending or threatened litigation, investigation or other proceedings against the Company [except as described in Exhibit A hereto].

     9. The Company complies with the eligibility requirements for the use of [Form SB-3] [Form SB-2], under the Securities Act of 1933, as amended.

     This opinion is rendered only with regard to the matters set out in the numbered paragraphs above. No other opinions are intended nor should they be inferred. This opinion is based solely upon the laws of the United States and the State of _____________ and does not include an interpretation or statement concerning the laws of any other state or jurisdiction. Insofar as the enforceability of the Subscription Agreement and Securities may be governed by the laws of other states, we have assumed that such laws are identical in all respects to the laws of the State of ___________.

     The opinions expressed herein are given to you solely for your use in connection with the transaction contemplated by the Subscription Agreement and Securities and may not be relied upon by any other person or entity or for any other purpose without our prior consent.

                                     Very truly yours,




                                      By:_____________________

                                   EX-4.5

                               ESCROW AGREEMENT
                                    With
                           FIRST UNION NATIONAL BANK

This Agreement is made and entered into as of February 12, 2002 by and among 5G Wireless Communications, Inc. (the "Company"), May Davis Group, Inc. (the "Placement Agent"), and FIRST UNION NATIONAL BANK, a national banking association with a principal New York corporate trust office at First Union National Bank, Corporate Trust Group, 12 East 49th Street, 37th Floor, New York, NY 10017 (the "Escrow Agent").

     WHEREAS, the Company proposes to offer for sale to investors through the Placement Agent up to $350,000 of the Company's convertible debentures (the "Debentures"). The Debentures are being offered through the Placement Agent at various face amounts. The Debentures are being offered through the Placement Agent pursuant to the terms of a Subscription Agreement (the "Subscription Agreement") being entered into between the Company and the buyers named therein, and the Common Stock is being offered through the Placement Agent pursuant to the terms of an Investment Agreement (the "Investment Agreement") being entered into between the Company and one or more investors.

     WHEREAS, the Debentures are being offered and sold through the Placement Agent only to persons who have advised the Company that they are "accredited investors" as defined under Regulation D promulgated under the Securities Act of 1933, as amended.

     WHEREAS, the offering of Debentures will terminate at the close of business on February 28, 2002, (the "Termination Date"), unless otherwise terminated or extended by mutual agreement of the Company and the Placement Agent, and if acceptable subscriptions have not been received by the Company on or before such date, no Debentures will be sold and all payments made by subscribers of the Debentures ("Subscribers") will be refunded by the Escrow Agent, without interest, upon written authorization of fund destination by the Subscribers. The Placement Agent reserves the right, in its sole discretion, to reject any subscription, in whole or in part, for the purchase of the Debentures offered hereby. In the case of orders which are rejected or partially rejected, the Escrow Agent will promptly refund, without interest, the amount of the subscription price representing the entire rejected order or that portion thereof which has not been accepted.

     WHEREAS, with respect to (a) all subscription payments for Debentures received from Subscribers and (b) all payments for the Common Stock received from investors pursuant to the Investment Agreement, the Company proposes to establish an escrow account with the Escrow Agent at the office of its Corporate Trust Group, 12 East 49th Street, 37th Floor, New York, NY 10017.

     WHEREAS, the Placement Agent intends to sell the Debentures as the Company's placement agent on a "best efforts" basis up to $350,000, (the "Maximum Offering").

     WHEREAS, the Company and the Placement Agent desire to establish an escrow account ("Escrow Fund Account") in which funds received from Subscribers of Debentures will be deposited pending completion of the escrow period. The Escrow Agent agrees to serve as escrow agent in accordance with the terms and conditions set forth herein.

     NOW THEREFORE, the parties hereto agree as follows:

     1. The Escrow Agent shall hold the Escrow Fund Account subject to the terms of this Escrow Agreement and shall act in accordance with the instructions contained in this Escrow Agreement.

     2. Upon the written instructions of the Placement Agent and the Company, the Escrow Agent shall deliver all or a part of the funds in the Escrow Fund Account, at such times and in such manner as shall be set forth in such instructions.

     3. Unless otherwise instructed by the Placement Agent, any cash balances held under this Escrow Agreement shall be invested in the Evergreen Cash Management Treasury Money Market Fund # 765. All income earned from the Escrow Fund Account shall be retained by the Escrow Agent and disbursed for any fees, expenses or other amounts due to the Escrow Agent.

     4. This Escrow Agreement shall terminate upon the final distribution of all amounts in the Escrow Account and any income earned thereon.

     5. (a) The Escrow Agent shall not in any way be bound or affected by any notice of modification or cancellation of this Escrow Agreement unless in writing signed by the Company and the Placement Agent, nor shall the Escrow Agent be bound by any modification hereof unless the same shall be satisfactory to it. The Escrow Agent shall be entitled to rely upon any notice, certification, demand or other writing delivered to it hereunder by the Company and/or the Placement Agent without being required to determine the authenticity or the correctness of any facts stated therein, the propriety or validity of the service thereof, or the jurisdiction of the court issuing any judgment.

         (b) The Escrow Agent may act in reliance upon any signature believed by it to be genuine, and may assume that any person purporting to give any notice or receipt, or make any statements in connection with the provisions hereof has been duly authorized to do so.

         (c) The Escrow Agent may act relative hereto in reliance upon advice of counsel in reference to any matter connected herewith, and shall not be liable for any mistake of fact or error or judgment, or for any acts or omissions of any kind, unless caused by its willful misconduct or gross negligence.

         (d) The Escrow Agent may resign and be discharged of its duties as Escrow Agent hereunder by giving ten (10) days written notice to the Company and the Placement Agent. Such resignation shall take effect ten (10) days after the giving of such notice, or upon receipt by the Escrow Agent of an instrument of acceptance executed by a successor escrow agent and upon delivery by the Escrow Agent to such successor of all of the escrowed documents and funds or securities then held by it. If no successor escrow agent is appointed in writing ten (10) days after giving such notice, the Escrow Agent shall deliver all funds in the Escrow Account to the Company.

         (e) The Company and the Placement Agent hereby agree to jointly and severally, indemnify and hold the Escrow Agent harmless from any loss, liability or expense, arising out of or related to this Escrow Agreement, and for all costs and expenses, including the fees and expenses of counsel, incurred in connection with this Escrow Agreement. The provisions of this paragraph shall survive the termination of this Agreement.

        (f) The duties and obligations of the Escrow Agent shall be determined solely by the express provisions of this Agreement and the Escrow Agent shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Escrow Agreement. The Escrow Agent shall have no liability or duty to inquire into the terms and conditions of any agreement to which it is not a party.

        (g) If a controversy arises between one or more of the parties hereto, or between any of the parties hereto and any person not a party hereto, as to whether or not or to whom the Agent shall deliver the Escrow Account or any portion thereof or as to any other matter arising out of or relating to this Agreement or the Escrow Account deposited hereunder, the Escrow Agent shall not be required to determine same and need not make any delivery of the funds in the Escrow Account or any portion thereof but may retain such funds until the rights of the parties to the dispute shall have finally been determined by agreement or by final order of court of competent jurisdiction, provided, however, that the time of appeal of any such final order has expired without an appeal having been made. The Escrow Agent shall deliver the Escrow Account or any portion thereof within 15 days after the Escrow Agent has received written notice of any such agreement or final order (accompanied by an affidavit that the time for appeal has expired without an appeal having been made). The Escrow Agent shall be entitled to assume that no such controversy has arisen unless it has received a written notice that such a controversy has arisen which refers specifically to this Agreement and identifies by name and address the adverse claimants to the controversy. If a controversy of the type referred to in this paragraph arises, the Escrow Agent may, in its sole discretion but shall not be obligated to, commence interpleader or similar actions or proceedings for determination of the controversy.

        (h) The Escrow Agent shall not be required to institute or defend any action (including interpleader) or legal process involving any matter referred to herein which in any manner affects it or its duties or liabilities hereunder. In the event the Escrow Agent shall institute or defend any such action or legal process, it shall do so only upon receiving full indemnity in an amount and of such character as it shall require, against any and all claims liabilities, judgments, attorney's fees and other expenses of every kind in relation thereto, except in the case of its own willful misconduct or gross negligence.

        (i) In the event that the Escrow Agent receives or becomes aware of conflicting demands or claims with respect to any funds, securities, property or documents deposited or delivered in connection herewith, or the parties disagree about the interpretation of this Agreement, or about the rights and obligations, or the propriety, of any action contemplated by the Escrow Agent hereunder, or if the Escrow Agent otherwise has any doubts as to the proper disposition of funds or the execution of any of its duties hereunder, the Escrow Agent shall have the right to discontinue any or all further acts on its part until such conflict, disagreement or doubt is resolved to its satisfaction. In addition, the Escrow Agent may, in its sole discretion, file an action in interpleader in any court of competent jurisdiction to resolve the dispute or uncertainty. The Placement Agent and the Company agree, jointly and severally, to indemnify the Escrow Agent and hold it harmless from and against all costs, including reasonable attorney's fees and expenses incurred by it in connection with such action. In the event that the Escrow Agent files an action in interpleader, it shall thereupon be fully released and discharged from all further obligations to perform any and all duties or obligations imposed upon it by this Agreement, other than safekeeping of the assets in the Escrow Account, if not paid into Court.

     6. Any notice, direction, request, instruction, legal process, or other instrument to be given or served hereunder by any party to another shall be in writing, shall be delivered personally or sent by certified mail, return receipt requested, to the respective party or parties at the following addresses, and shall be deemed to have been given when received.

If to the Company:

5G Wireless Communications, Inc.
2921 N. Tenaya Way, Suite 216
Las Vegas, NV 89128
Attention: Jerry Dix, CEO
Telephone:  702-647-4877
Facsimile:  702-

Tax ID#

IF TO THE PLACEMENT AGENT,

Hunter Singer
May Davis Group, Inc.
c/o National Securities
120 Broadway, 28th Floor
New York, New York 10271
Tel.:  212-417-8118
Fax:   212-417-3627

Tax ID#

If to the Escrow Agent:

First Union National Bank
Corporate Trust Group
12 East 49th Street, 37th Floor
New York, NY 10017
Tel: 212-451-2531
Fax: 212-451-2537

     Any party may change its or his address by written notice to each of the other parties.

     7.  The Escrow Agent's fee for acting under this Escrow
Agreement shall be set forth in a separate letter and agreed to by the party or parties responsible for payment. The Escrow Agent's fees and expenses, including counsel fees, shall be paid by the Company. The Escrow Agent is hereby given a first priority lien on the Escrow Fund to protect, indemnify and reimburse itself for all fees, costs, expenses and liabilities arising out of this Escrow Agreement and the performance of its duties hereunder.

     8. This Escrow Agreement shall be binding upon the parties hereto and the Escrow Agent, and their respective successors, legal representatives and assigns.


5G WIRELESS COMMUNICATIONS, INC.                MAY DAVIS GROUP, INC.



By: /s/  Jerry Dix                              By: /s/  Michael Jacobs
Jerry Dix, CEO                                  Senior Partner


FIRST UNION NATIONAL BANK

Escrow Agent


By: /s/  Michelle Mena
Michelle Mena, CCTS

                                EX-4.6
                           ESCROW AGREEMENT

                        FORM OF ESCROW AGREEMENT

     THIS ESCROW AGREEMENT ("Agreement") is made as of February 12, 2002, by and between 5G Wireless Communications, Inc. ("Pledgor"), 5G Wireless Communications, Inc. ("Borrower"), the undersigned secured parties ("Secured Party") and Joseph B. LaRocco, Esq., ("Escrow Agent") (singly a "Party" and cumulatively the "Parties").

                           W I T N E S S E T H:

     WHEREAS, Secured Parties are making a loan of up to $350,000 to 5G Wireless Communications, Inc. pursuant to the terms of convertible debentures ("Debentures") and a Security Agreement dated February of 2002, whereby 16,000,000 shares of 5G Wireless Communications, Inc. common stock (the "Shares") owned by Pledgor are being pledged to secure said loan; and

     WHEREAS, Pledgor, Borrower and Secured Party have requested that the Escrow Agent hold the Shares in escrow pursuant to the terms of this Agreement until either payment in full of the Debentures according to their terms or a default under the Promissory Note or Security Agreement.

     NOW, THEREFORE, in consideration of the covenants and mutual promises contained herein and other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged and intending to be legally bound hereby, the Parties agree as follows:

                               ARTICLE 1

                          TERMS OF THE ESCROW

     1.1  The Parties hereby agree to have Joseph B. LaRocco,
Esq. act as Escrow Agent whereby the Escrow Agent shall hold the Shares as security.

     1.2 Upon Escrow Agent's receipt of funds from Secured Party into the attorney escrow account the Escrow Agent shall notify
Pledgor, of the amount received. Pledgor, Borrower and Secured Party, prior to or upon receipt of said notice from the Escrow Agent, shall deliver to the Escrow Agent the following:

(a) original stock certificate(s) representing the Shares, with original stock powers signed with Medallion Guarantee, in an amount not less than 16,0000,000 shares;

(b)  the original signed Debentures;

(c) the original signed Security Agreement whereby Pledgor is pledging said Shares as security for the loan;

(d) the original signed opinion letter from Borrower's counsel acceptable to Secured Party concerning this transaction;

(e) copy of an unsigned opinion letter from Borrower's counsel that would be sent to the transfer agent to remove the legend from the Shares in the event of a default under the Debentures or Security Agreement;

(f) copies of signed representation letters from Secured Party and Pledgor;

(g)  copy of this Escrow Agreement fully executed by all Parties; and

(h)  collectively the "Escrow Securities and Documents").

     1.3 Upon Escrow Agent's receipt of the Escrow Securities and
Documents the Escrow Agent shall notify Secured Party, Pledgor and 5G Wireless Communications, Inc. in detail as to the securities and documents received.

     1.4 Upon Secured Party's review, via facsimile, and acceptance of the Escrow Securities and Documents, Escrow Agent shall immediately wire transfer the net loan funds per the written instructions of Borrower. Once the funds have been wire transferred per Borrower's written instructions, the Escrow Agent shall then hold the Escrow Securities and Documents at his office. In the alternative to holding the Shares at his office, the Escrow Agent may open an escrow account at a brokerage firm and have the Shares deposited into that escrow account.

     1.5 Upon a default, as defined anywhere in the Subscription Agreement, Debentures or Security Agreement, Secured Party shall send a written notice of default to Pledgor with a copy to the Escrow Agent via facsimile. In the event Pledgor is unable to cure any default within five (5) business days, then Escrow Agent shall release to each Secured Party, that number of the Shares being held in escrow, equal to 125% of the principal amount of Debentures not yet converted, net of customary brokerage commissions and expenses, plus any accrued but unpaid interest and liquidated damages (the "Amount Due"), based on the closing bid price of 5G Wireless Communications, Inc.'s common stock on the trading day immediately preceding the default. The Shares shall not be used unless the registration statement covering the common stock underlying the Debentures has not been declared effective on or before the one year anniversary following the first funding, in which event, on the one year anniversary following the first funding, if the registration statement has yet not been declared effective (a "Default"), that number of Shares equal to the Amount Due shall be released by the escrow agent to the Secured Parties. Once the Secured Parties have recovered the full Amount Due, the balance of the remaining common stock they received shall be returned to the escrow agent, who shall then return such Shares to the Pledgor. In the event that the Secured Parties do not recover the full Amount Due, the escrow agent shall release additional Shares to make up the shortfall, based on the closing bid price for the trading day immediately preceding the date the escrow agent receives trade confirmations from the Secured Parties' broker showing the amount received from the sale of the Shares. The process shall be repeated until the Secured Parties have recovered the full Amount Due. Each of the Secured Parties may elect at their sole option to decline to use the Shares and instead use the conversion feature of the Debentures. Secured Parties shall provide a weekly accounting to Escrow Agent and Pledgor of the sales. In the event that the Shares are not sufficient to pay the full Amount Due, the Pledgor agrees to forward additional shares of common stock to the Secured Parties each calendar week until the Secured Parties are able to recover the full Amount Due.

     1.6 This Agreement may be altered or amended only with the consent of all of the Parties hereto. Should any of the Parties attempt to change this Agreement in a manner which, in the Escrow Agent's discretion, shall be undesirable, the Escrow Agent may resign as Escrow Agent by notifying the Parties in writing. In the case of the Escrow Agent's resignation or removal pursuant to the foregoing, his only duty, until receipt of notice from the Parties that a successor escrow agent has been appointed, shall be to hold and preserve the Escrow Securities and Documents and funds that are in his possession. Upon receipt by the Escrow Agent of said notice from the Parties of the appointment of a successor escrow agent, the name of a successor escrow account and a direction to transfer the Escrow Securities and Documents and funds, the Escrow Agent shall promptly thereafter transfer all of the Escrow Securities and Documents and funds held in escrow to said successor escrow agent. Immediately after said transfer of Escrow Securities and Documents and funds, the Escrow Agent shall furnish the Parties with proof of such transfer. The Escrow Agent is authorized to disregard any notices, requests, instructions or demands received by it from the Parties after notice of resignation or removal shall have been given, unless the same shall be the aforementioned notice from the Parties to transfer the Escrow Securities and Documents and funds to a successor escrow agent or to return same to the respective Parties.

     1.7 The Escrow Agent shall be reimbursed by the Parties for any reasonable expenses incurred in the event there is a conflict between the Parties and the Escrow Agent shall deem it necessary to retain counsel. The Escrow Agent shall not be liable for any action taken or omitted by him in good faith in accordance with the advice of the Escrow Agent's counsel; and in no event shall the Escrow Agent be liable or responsible except for the Escrow Agent's own gross negligence or willful misconduct. The Escrow Agent shall be obligated only for the performance of such duties as are specifically set forth herein and may rely and shall be protected in relying or refraining from acting on any instrument reasonably believed by the Escrow Agent to be genuine and to have been signed or presented by the proper Party or Parties. The Escrow Agent shall not be personally liable for any act the Escrow Agent may do or omit to do hereunder as the Escrow Agent while acting in good faith, and any act done or omitted by the Escrow Agent pursuant to the advice of the Escrow Agent's attorney-at-law shall be conclusive evidence of such good faith.

     1.8 The Escrow Agent has made no representations or warranties to the Borrower in connection with this transaction. The Escrow Agent has no liability hereunder to any Party other than to hold the Shares and funds received by the Secured Party and to deliver them under the terms hereof. The Escrow Agent shall have no responsibility at any time to ascertain whether or not any security interest exists in the Shares or any part thereof or to file any financing statement under the Uniform Commercial Code with respect to the Shares or any part thereof. Each Party hereto agrees to indemnify and hold harmless the Escrow Agent from and with respect to any suits, claims, actions or liabilities arising in any way out of this transaction including the obligation to defend any legal action brought which in any way arises out of or is related to this Agreement or the investment being made by Secured Party. The Borrower acknowledges and represents that it is not being represented in a legal capacity by Joseph B. LaRocco, and has had the opportunity to consult with its own legal advisors prior to the signing of this Agreement. The Borrower acknowledges that the Escrow Agent is not rendering securities advice to the Borrower with respect to this proposed transaction. The Escrow Agent has acted as legal counsel for May Davis Group, Inc. and may continue to act as legal counsel for May Davis Group, Inc., from time to time, notwithstanding its duties as the Escrow Agent hereunder. The Borrower consents to the Escrow Agent acting in such capacity as legal counsel for May Davis Group, Inc. and waives any claim that such representation involves a conflict of interest on the part of the Escrow Agent. The Borrower understands that the Secured Party and Escrow Agent are relying explicitly on the foregoing provisions contained in this Section in entering into this Agreement.

     1.9 The Escrow Agent is hereby expressly authorized to disregard any and all warnings given by any of the Parties hereto or by any other person or corporation, excepting only orders or process of courts of law and is hereby expressly authorized to comply with and obey orders, judgments or decrees of any court. In case the Escrow Agent obeys or complies with any such order, judgment or decree, the Escrow Agent shall not be liable to any of the Parties hereto or to any other person, firm or corporation by reason of such decree being subsequently reversed, modified, annulled, set aside, vacated or found to have been entered without jurisdiction.

     1.10 The Escrow Agent shall not be liable in any respect on account of the identity, authorities or rights of the Parties executing or delivering or purporting to execute or deliver the Agreement or any documents or papers deposited or called for hereunder.

     1.11 If the Escrow Agent reasonably requires other or further documents in connection with this Agreement, the necessary Parties hereto shall join in furnishing such documents.

     1.12 It is understood and agreed that should any dispute arise with respect to the delivery and/or ownership or right of possession of the documents or the funds held by the Escrow Agent hereunder, the Escrow Agent is authorized and directed in the Escrow Agent's sole discretion (a) to retain in the Escrow Agent's possession without liability to anyone all or any part of said documents or the funds until such disputes shall have been settled either by mutual written agreement of the Parties concerned or by a final order, decree or judgment of a court of competent jurisdiction after the time for appeal has expired and no appeal has been perfected, but the Escrow
Agent shall be under no duty whatsoever to institute or defend any such proceedings or (b) to deliver the funds and any other property and documents held by the Escrow Agent hereunder to a state or federal court having competent subject matter jurisdiction and located in the State of Connecticut in accordance with the applicable procedure therefor.

                                  ARTICLE 2

                                 MISCELLANEOUS

     2.1 No waiver of any breach of any covenant or provision herein contained shall be deemed a waiver of any preceding or succeeding breach thereof, or of any other covenant or provision herein contained. No extension of time for performance of any obligation or act shall be deemed any extension of the time for performance of any other obligation or act.

     2.2 Notices. Any notices or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending Party); or
(iii) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the Party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to Borrower, Dennis Engh, Daniel Engh or Thomas Harrison, to:

5G Wireless Communications, Inc.
2921 N. Tenaya Way, Suite 216
Las Vegas, NV 89128
Attention: Jerry Dix, CEO
Telephone:  702-647-4877
Facsimile: 702-

With a copy to:
Mark Tow, Esq.
3900 Birch Street, Suite 113
Newport Beach, CA 92660
Telephone:  949-975-0544
Facsimile:  949-975-0547

If to Secured Party to:

At the Address listed in the Questionnaire to the Subscription Agreement.

With a copy to:

Joseph B. LaRocco, Esq.
49 Locust Avenue - Suite 107
New Canaan, CT 06840
Phone:  203-966-0566
Fax 203-966-0363

     2.3 This Agreement shall be binding upon and shall inure to the benefit of the permitted successors and assigns of the Parties hereto.

     2.4 This Escrow Agreement is the final expression of, and contains the entire agreement between, the Parties with respect to the subject matter hereof and supersedes all prior understandings with respect thereto. This Escrow Agreement may not be modified, changed, supplemented or terminated, nor may any obligations hereunder be waived, except by written instrument signed by the Parties to be charged or by its agent duly authorized in writing or as otherwise expressly permitted herein.

     2.5. Whenever required by the context of this Escrow Agreement, the singular shall include the plural and masculine shall include the feminine. This Escrow Agreement shall not be construed as if it had been prepared by one of the Parties, but rather as if all the Parties had prepared the same. Unless otherwise indicated, all references to Articles are to this Escrow Agreement.

     2.6 Pledgor, Borrower and Secured Party acknowledge and confirm that they are not being represented in a legal capacity by Joseph B. LaRocco, and they have had the opportunity to consult with their own legal advisors prior to the signing of this agreement.

     2.7 The Parties hereto expressly agree that this Escrow Agreement shall be governed by, interpreted under, and construed and enforced in accordance of the laws of the State of Connecticut. Any action to enforce, arising out of, or relating in any way to, any provisions of this Escrow Agreement shall be brought through the American Arbitration Association at the designated locale of Stamford, Connecticut.

     2.8 This Escrow Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Escrow Agreement, once executed by a Party, may be delivered to the other Parties hereto by telephone line facsimile transmission bearing the signature of the Party so delivering this Escrow Agreement and such copy shall be deemed and original.

     IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.

PLEDGOR/BORROWER:   5G WIRELESS COMMUNICATIONS, INC.


By: /s/  Jerry Dix
Jerry Dix, CEO


SECURED PARTY


_________________________________
Name: ___________________________


SECURED PARTY


_________________________________
Name: ___________________________


JOSEPH B. LAROCCO, ESCROW AGENT


By: /s/  Joseph B. LaRocco
Joseph B. LaRocco, Esq.

                                EX-4.7
                  SECURITY AGREEMENT (STOCK PLEDGE)


                          SECURITY AGREEMENT
                            (STOCK PLEDGE)

     This Security Agreement (the "Agreement") is made as of February 12, 2002, between 5G Wireless Communications, Inc. ("Pledgor"), and the undersigned secured parties ("Secured Parties") (singly a "Party" and cumulatively the "Parties").

     For good and valuable consideration, receipt of which is hereby acknowledged, Pledgor and Secured Parties hereby agree as follows:

     1.  Grant of Security Interest.  Pledgor hereby grants to
Secured Parties a security interest in 16,000,000 shares of 5G Wireless Communications, Inc. common stock (the "Shares" also referred to as the "Collateral"), which shares shall be issued from the treasury, and in all proceeds thereof, including, without limitation:
(a) any and all shares issued in replacement thereof; (b) any and all shares issued as a stock dividend or issued in connection with any increase or decrease of capital, reclassification, reorganization, merger, consolidation, sale of assets, combination of shares, stock split, spin-off or split-off; (c) any and all options, warrants or rights, whether as an addition to, or in substitution or exchange for any of said stock or otherwise; and (d) any and all dividends or distributions, whether payable in cash or in property.

     Pledgor and Secured Parties acknowledge their mutual intent that all security interests contemplated herein are given as a contemporaneous exchange for new value to Pledgor.

     2. Debts Secured. The security interest granted by this Agreement shall secure the following obligations, which are full recourse obligations of 5G Wireless Communications, Inc.: convertible debentures ("Debentures") issued in favor of Secured Parties dated February of 2002, in the aggregate principal amount of up to Three Hundred Fifty Thousand Dollars ($350,000), any and all renewals, extensions, replacements, modifications and amendments thereof (including any which increase the original principal amount).

     3. Perfection Security Interest. Pledgor agrees to deliver any and all stock certificates, or similar instruments evidencing the Collateral, to Secured Parties or an escrow agent to be designated by Pledgor and Secured Parties, at the time of execution of this Agreement. Pledgor agree to give good faith, diligent cooperation to Secured Parties and to perform such other acts as reasonably requested by Secured Parties for perfection and enforcement of said security interest. Pledgor will promptly deliver to Secured Parties all written notices, dividends, stock certificates, or other documents constituting or relating to the Collateral, which are received in the future and will promptly give Secured Parties written notice of any other notices which are received in the future by Pledgor with respect to the Collateral.

     4.  No Transfer of Ownership Prior to Default.	Pledgor do
hereby make, constitute and appoint Secured Parties and their designees, as Pledgor' true and lawful attorney in fact, with full power of substitution, to transfer the Collateral on the books of the issuing corporation, or any transfer agent, to the name of Secured Parties or such other name as designated by Secured Parties. Such power may be exercised in the sole discretion of Secured Parties, but only upon a default under the terms of this Agreement.

     Pledgor agree to give full cooperation and to use their best efforts to cause any issuer, transfer agent, or registrar of the Collateral to take all such actions and to execute all such documents as may be necessary or appropriate to effect any sale, transfer or other disposition of the Collateral, upon a default pursuant to the terms of the Debenture.

     Pledgor agree to pay any and all expenses and out of pocket costs, including, reasonably attorney's fees and legal expenses, incurred by Secured Parties in connection with this Section and the payment thereof shall be secured by the Collateral.

     5. Voting Rights. The voting rights with regard to the Collateral shall be with the record owner.

     6. Exercise of Options. In the event that during the term of this Agreement subscription warrants or any other rights or options shall be issued in connection with the Collateral, such warrants, rights and options shall constitute part of the Collateral, Secured Parties may elect (without any duty to do so) to exercise such warrants, rights and options on behalf of Pledgor. Payment of all costs and expenses incurred by Secured Parties in such exercise, including sums paid to exercise such options or warrants and reasonable attorneys fees and legal expenses, shall be payable by Pledgor and the payment thereof shall be secured by the Collateral.
If Secured Parties elect not to exercise such warrants, rights and options on behalf of Pledgor. Pledgor may elect to exercise such warrants, rights and options at their cost and expense. All new shares of stock or other interests so acquired shall be subject to and held under the terms hereof as Collateral.

     7. Duty of Secured Parties. Beyond the exercise of reasonable care to assure safe custody of the certificates evidencing the collateral while held hereunder, Secured Parties shall have no duty or liability to preserve rights pertaining to the Collateral and shall be relieved of all responsibility for the Collateral upon surrendering the certificates or tendering surrender of the certificates to Pledgor or the agreed upon escrow agent, as the case may be.

     8.  Representations and Warranties Concerning Collateral.
Pledgor represents and warrants that:

     a.  Pledgor is issuing the Collateral from its treasury
(that is, authorized but unissued common stock of 5G Wireless
Communications.

     b. The Collateral is not subject to any security interest, lien, prior assignment, or other encumbrance of any nature whatsoever except for current taxes and assessments which are not delinquent and the security interest created by this Agreement.

     9.  Covenants Concerning Collateral.  Pledgor covenants that:

     a. Pledgor will keep the Collateral free and clear of any and all security interests, liens, assignments or other encumbrances, except those for current taxes and assessments which are not delinquent and those arising from this Agreement.

     b. Pledgor agree to promptly execute and deliver any other documents reasonably requested by Secured Parties for perfection or enforcement of this Agreement and the security interests created hereby, and to give good faith, diligent cooperation to Secured Parties and to perform such other acts reasonably requested by Secured Parties for perfection and enforcement of said security interests.

     10. Right to Perform for Pledgor. Secured Parties may, in their sole discretion and without any duty to do so, elect to discharge taxes, tax liens, security interests, or any other encumbrance upon the Collateral, perform any duty or obligation of Pledgor, pay filing, recording, insurance and other charges payable by Pledgor, or provide insurance as provided herein if Pledgor fail to do so. Any such payments advanced by Secured Parties shall be repaid by Pledgor upon demand, together with interest thereon from the date of advance until repaid at the rate of ten percent (10%) per annum.

     11. Possession of Collateral. All Collateral shall be held by an escrow agent to be agreed upon by Pledgor and Secured Parties, who shall act as Secured Parties agent for the purpose of perfecting their security interest in the Collateral.

     12. Default. Time is of the essence of this Agreement. The occurrence of any of the following events shall constitute a default under this Agreement:

     a. Any representation or warranty made by or on behalf of Pledgor in this Agreement is materially false or materially misleading when made;

     b. Pledgor fails in the payment or performance of any obligation, covenant, agreement or liability created by or contemplated by this Agreement or secured by this Agreement;

     c. Any default in the payment or performance of any amounts, obligation, covenant, agreement or liability under the terms of the Debentures or this Agreement; or

     No course of dealing or any delay or failure to assert any default shall constitute a waiver of that default or of any prior or subsequent default.

     13. Remedies. Upon the occurrence of any default under this Agreement, Secured Parties shall have the following rights and remedies, in addition to all other rights and remedies existing at law, in equity, or by statute or provided in the Debentures;

     a. If Pledgor fails to cure any default within five (5) business days after Pledgor's receipt of written notice of default from Secured Parties, Secured Parties may sell, assign, deliver or otherwise dispose of any or all of the Collateral for cash and/or credit and upon such terms and at such place or places, and at such time or times, and to such person, firms, companies or corporation as Secured Parties reasonably believes expedient, without any advertisement whatsoever, and, after deducting the reasonable costs and out-of-pocket expenses incurred by Secured Parties, including, without limitation, (i) reasonable attorneys fees and legal expenses,
(ii) advertising of sale of the Collateral, (iii) sale commissions,
(iv) sales tax, and (v) costs for preservation and protection of the Collateral, apply the remainder to pay, or to hold as a reserve against, the obligations secured by this Agreement.

      b. Secured Parties and Pledgor agree to enter into an escrow agreement with Secured Parties' counsel as escrow agent that shall provide in the event Pledgor is unable to cure any default within five (5) business days, then escrow agent shall release to each Secured Party, that number of the Shares being held in escrow, equal to 125% of the principal amount of Debentures not yet converted, net of customary brokerage commissions and expenses, plus any accrued but unpaid interest and liquidated damages (the "Amount Due"), based on the closing bid price of 5G Wireless Communications, Inc.'s common stock on the trading day immediately preceding the default. The collateral shall not be used unless the registration statement covering the common stock underlying the Debentures has not been declared effective on or before the one year anniversary following the first funding, in which event, on the one year anniversary following the first funding, if the registration statement has yet not been declared effective (a "Default"), that number of shares equal to the Amount Due shall be released by the escrow agent to the Secured Parties. Once the Secured Parties have recovered the full Amount Due, the balance of the remaining common stock they received shall be returned to the escrow agent, who shall then return such shares to the Pledgor. In the event that the Secured Parties do not recover the full Amount Due, the escrow agent shall release additional shares to make up the shortfall, based on the closing bid price for the trading day immediately preceding the date the escrow agent receives trade confirmations from the Secured Parties' broker showing the amount received from the sale of the shares. The process shall be repeated until the Secured Parties have recovered the full Amount Due. Each of the Secured Parties may elect at their sole option to decline to use the collateral and instead use the conversion feature of the Debentures. Secured Parties shall provide a weekly accounting to Escrow Agent and Pledgor of the sales. In the event that the Common Stock is not sufficient to pay the full Amount Due, the Pledgor agrees to forward additional shares of common stock to the Secured Parties each calendar week until the Secured Parties are able to recover the full Amount Due.

     c. The rights and remedies herein conferred are cumulative and not exclusive of any other rights and remedies and shall be in addition to every other right, power and remedy herein specifically granted or hereafter existing at law, in equity, or by statute which Secured Parties might otherwise have, and any and all such rights and remedies may be exercised from time to time and as often and in such order as Secured Parties may deem expedient. No delay or omission in the exercise of any such right, power or remedy or in the pursuance of any remedy shall impair any such right, power or remedy or be construed to be a waiver thereof or of any default or to be an acquiescence therein.

     d. In the event of breach or default under the terms of this Agreement by Pledgor, Pledgor agree to pay all reasonable attorneys fees and legal expenses incurred by or on behalf of Secured Parties in enforcement of this Agreement, in exercising any remedy arising from such breach or default, or otherwise related to such breach or default. Pledgor additionally agree to pay all reasonable costs and out-of-pocket expenses, including, without limitation, (i) reasonable attorneys fees and legal expenses, (ii) advertising of sale of the Collateral, (iii) sale commissions, (iv) sales tax, and (v) costs for preservation and protection of the Collateral, incurred by Secured Parties in obtaining possession of Collateral, preparation for sale, sale or other disposition, and otherwise incurred in foreclosing upon the Collateral. Any and all such costs and out-of-pocket expenses shall be payable by Pledgor upon demand, together with interest thereon at ten percent (10.0%) per annum.

     e. Regardless of any breach or default, Pledgor agree to pay all expenses, including reasonable attorneys fees and legal expenses, incurred by Secured Parties in any bankruptcy proceeding of any type involving Pledgor, the Collateral, or this Agreement, including, without limitation, expenses incurred in modifying or lifting the automatic stay, determining adequate protection, use of cash collateral, or relating to any plan of reorganization.

     f. If Pledgor shall be in default under the terms of the Debentures or this Agreement, Secured Parties, immediately and at any time thereafter, may declare all of the indebtedness secured pursuant to this Agreement immediately due and payable, shall have all rights available in law or at equity, including, without limitation, specific performance of this Agreement or for an injunction against violations of any of the terms hereof, and the rights and all the remedies of a secured party under applicable law.

     14. Notices. Any notices or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been received (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending Party); or
(iii) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the Party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to Pledgor to:

If to Pledgor:

5G Wireless Communications, Inc.
2921 N. Tenaya Way, Suite 216
Las Vegas, NV 89128
Attention: Jerry Dix, CEO
Telephone:  702-647-4877
Facsimile:  702-

With a copy to:
Mark Tow, Esq.
3900 Birch Street, Suite 113
Newport Beach, CA 92660
Telephone:  949-975-0544
Facsimile:  949-975-0547

If to Secured Parties:

c/o Joseph B. LaRocco, Esq.
49 Locust Avenue - Suite 107
New Canaan, CT 06840
Phone:  203-966-0566
Fax 203-966-0363

     15.  Indemnification.  Pledgor agree to indemnify Secured
Parties for any and all claims and liabilities, and for damages which may be awarded against Secured Parties and for all reasonable attorneys fees, legal expenses, and other out-of-pocket expenses incurred in defending such claims, arising from or related in any manner to the negotiation, execution, or performance of this Agreement, excluding any claims and liabilities based upon breach or default by Secured Parties under this Agreement or upon the negligence or misconduct of Secured Parties. Secured Parties shall have sole and complete control of the defense of any such claims, and are hereby given the authority to settle or otherwise compromise any such claims as they in good faith determine shall be in their best interests.

     16. General. This Agreement is made for the sole and exclusive benefit of Pledgor and Secured Parties and is not intended to benefit any third party. No such third party may claim any right or benefit or seek to enforce any term or provision of this Agreement.

     In recognition of Secured Parties' right to have all its attorneys fees and expenses incurred in connection with this Agreement secured by the Collateral, notwithstanding payment in full of the obligations secured by the Collateral, Secured Parties shall not be required to release, reconvey, or terminate any security interest in the Collateral unless and until Pledgor has executed and delivered to Secured Parties a general release in form and substance satisfactory to Secured Parties.

     Secured Parties and its officers, directors, employees, representatives, agents, attorneys, shall not be liable to Pledgor for consequential damages arising from or relating to any breach of contract, tort, or other wrong in connection with or relating to this Agreement or the Collateral.

     If the incurring of any debt by Pledgor or the payment of any money or transfer of property to Secured Parties by or on behalf of Pledgor should for any reason subsequently be determined to be "voidable" or avoidable" in whole or in part within the meaning of any state or federal law (collectively "voidable transfers"), including, without limitation, fraudulent conveyances or preferential transfers under the United States Bankruptcy Code or any other federal or state law, and Secured Parties are required to repay or restore any voidable transfers or the amount or any portion thereof, or upon the advice of Secured Parties' counsel are advised to do so, then, as to any such amount or property repaid or restored, including all reasonable costs, expenses, and attorneys fees of Secured Parties related thereto, the liability of Pledgor, and each of them, and this Agreement, shall automatically be revived, reinstated and restored and shall exist as though the voidable transfers had never been made.

     Pledgor represent that there are no actions, suits, investigations or proceedings pending or threatened against or affecting the validity or enforceability of the Debentures or this Agreement, any guaranty or any instrument, document or agreement concerning the Collateral or of which, if adversely determined, would have a material adverse effect on the financial condition, operations, business or properties of the Pledgor, and there are no outstanding orders or judgments of any court or governmental authority or awards of any arbitrator or arbitration board against the Pledgor.

     Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction only, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     All references in this Agreement to the singular shall be deemed to include the plural if the context so requires and vice versa. Reference in the collective or conjunctive shall also include the disjunctive unless the context otherwise clearly requires a different interpretation.

     All agreements, representations, warranties and covenants made by Pledgor shall survive the execution and delivery of this Agreement, the filing and consummation of any bankruptcy proceedings, and shall continue in effect so long as any obligation to Secured Parties contemplated by this Agreement is outstanding and unpaid, notwithstanding any termination of this Agreement. All agreements, representations, warranties and covenants in this Agreement shall bind the Party making the same and its heirs and successors, and shall be to the benefit of and be enforceable by each Party for whom made their respective heirs, successors and assigns.

     Pledgor waive presentment, demand for payment, notice of dishonor, protest and any other notices or demands in connections with the delivery, acceptance, performance, default and enforcement of any promissory note or instrument representing all or any part of the indebtedness

     Pledgor will pay to Secured Parties on demand any costs, expenses, reasonable attorneys' fees and their reasonable disbursements incurred or paid by Secured Parties in protecting or enforcing its rights in the Collateral and in collecting any part of the indebtedness and such amounts extended pursuant to this section shall be added to the indebtedness.

     Any delay, failure or waiver by Secured Parties to exercise any right it may have under this Agreement is not a waiver of Secured
Parties' right to exercise the same or any other right at any other time.

     If any provision of this Agreement or the application of any provision to any person or circumstance shall be invalid or unenforceable, neither the balance of this Agreement nor the application of the provision to other persons or circumstances shall be affected. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction only, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     In the interest of a speedy resolution of any lawsuit which may arise hereunder, Pledgor waives a trial by jury in any action with respect to this Agreement and as to any issues arising relating to this Agreement.

     If the incurring of any debt by Pledgor or the payment of any money or transfer of property to Secured Parties by or on behalf of Pledgor should for any reason subsequently be determined to be "voidable" or avoidable" in whole or in part within the meaning of any state or federal law of the United States, (collectively "voidable transfers"), including, without limitation, fraudulent conveyances or preferential transfers under the United States Bankruptcy Code or any other federal or state law, and Secured Parties are required to repay or restore any voidable transfers or the amount or any portion thereof, or upon the advice of Secured Parties' counsel is advised to do so, then, as to any such amount or property repaid or restored, including all reasonable costs, expenses, and attorneys fees of Secured Parties related thereto, the liability of Pledgor, shall automatically be revived, reinstated and restored and shall exist as though the voidable transfers had never been made.

     The Parties hereto expressly agree that this Agreement shall be governed by, interpreted under, and construed and enforced in accordance of the laws of the State of Nevada. Any action to enforce, arising out of, or relating in any way to, any provisions of this Agreement shall be brought in the federal courts for the State of Nevada.

     All references in this Agreement to the singular shall be deemed to include the plural if the context so requires and vice versa. Reference in the collective or conjunctive shall also include the disjunctive unless the context otherwise clearly requires a different interpretation. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same Agreement.

     This Agreement constitutes the entire agreement between Pledgor and Secured Parties as to the subject matter hereof and may not be altered or amended except by written agreement signed by Pledgor and Secured Parties. All other prior and contemporaneous understandings between the Parties hereto as to the subject matter hereof are rescinded.

Dated:  February 12, 2002

PLEDGOR: 5G WIRELESS COMMUNICATIONS, INC.


By: /s/  Jerry Dix
Jerry Dix, CEO


SECURED PARTIES:


________________________________
Name: __________________________


_________________________________
Name: ___________________________