Form 10QSB
period 2002-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2002-08-27
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of June 30, 2002, the Registrant had 133,980,184 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              INDEPENDENT AUDITORS' REVIEW REPORT                          3

              BALANCE SHEET AS OF
              JUNE 30, 2002                                                4

              STATEMENTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2001                              5

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2001                              6

              NOTES TO FINANCIAL STATEMENTS                                7

     ITEM 2.  PLAN OF OPERATION                                           11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         20

     ITEM 5.  OTHER INFORMATION                                           20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            20

SIGNATURE                                                                 20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            INDEPENDENT AUDITORS' REVIEW

                              Randy Simpson CPA, P.C.
                             11775 South Nicklaus Road
                                 Sandy, Utah 84092
                             Fax & Phone (801) 572-3009


Board of Directors and Stockholders
5G Wireless Communications, Inc.
(Formerly Tesmark, Inc.)
Las Vegas, NV 89027

I have reviewed the accompanying balance sheet of 5G Wireless
Communications, Inc. (Formerly Tesmark, Inc.) as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2002 and June 30, 2001, in accordance with Statements on Standards of Accounting and Review
Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of 5G Wireless Communications, Inc.

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


/s/  Randy Simpson, CPA, P.C.
Randy Simpson, CPA, P.C.
A Professional Corporation
August 20, 2002
Sandy, Utah


                           5G WIRELESS COMMUNICATIONS, INC.
                                   BALANCE SHEET
                                   JUNE 30, 2002
                                     (Unaudited)

                                        ASSETS

Current Assets:
 Cash                                                         $     110,135
 Accounts receivable                                                  3,123
 Inventory                                                           43,867
 Employee advances                                                    4,800
   Total Current Assets                                             161,925

Fixed Assets:
 Computer Equipment                                                  28,472
 Accumulated Depreciation                                              (454)
   Total Fixed Assets                                                28,018

 Deposits                                                             2,700

   TOTAL ASSETS                                               $     192,643

                      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                    17,094
 Loans payable                                                       11,567
 Payroll tax liabilities                                             11,762
 Advances from officers/directors                                     1,846
 Accrued management/consulting fees                                  57,000
   Total Current Liabilities                                         99,269

Stockholders' Equity:
 Preferred Stock $.001 par value; authorized 10,000,000 shares;
 no shares outstanding at June 30, 2002.                                  -
 Common Stock, $.001 par value; authorized  150,000,000 shares;
 with 133,980,184 issued and outstanding at June 30, 2002.          133,980
 Paid-In Capital                                                  9,003,573
 Accumulated Deficit                                             (9,044,178)
   Total Stockholders' Equity                                        93,375

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         192,643

                See Accompanying Notes to Financial Statements

                        5G WIRELESS COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        Six Months       Six Months       Three Months       Three Months
                                           Ended            Ended             Ended              Ended
                                       June 30, 2002    June 30, 2001     June 30, 2002      June 30, 2001
Revenue                                $     6,011      $           -     $       6,011      $           -
Cost of Goods Sold                           2,437                  -             2,437                  -
  Gross Profit                               3,574                  -             3,574                  -

Interest Income:                                 -                  -                 -                  -

Expenses:
 Interest expenses                           4,453              7,488             4,398              7,158
 Depreciation expenses                         236                  -               218                330
 Debt issuance costs                        26,000                  -                 -                  -
 Acquisition Costs                           9,786                  -             9,786                  -
 Consulting & marketing expenses         2,659,167            248,776          (674,123)           204,962
 General and administrative expenses       301,507             18,549           276,016             18,253
 Officer compensation & management fees     48,000            179,000                 -            179,000
 Goodwill write-off (5G Partners)                             420,000                 -                  -
 Professional fees                          26,796             20,549             9,480             20,549
   Total Expenses                        3,075,945            894,362          (374,225)           430,252

Net Loss (Income)                      $(3,072,371)     $    (894,362)     $    377,799      $    (430,252)

Net Loss Per Common Share
 (Basic and Fully Dilutive)            $     (0.03)     $       (0.06)     $      (0.01)     $       (0.03)

Weighted Average Shares
 Common Stock Outstanding              110,000,000         14,126,721        75,088,064         15,718,284


                   See Accompanying Notes to Financial Statements

                            5G WIRELESS COMMUNICATIONS, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                  Six Months       Six Months
                                                     Ended            Ended
                                                 June 30, 2002    June 30, 2001

Cash Flows used in Operating Activities:
 Net Loss                                        $ (3,072,371)    $   (894,362)
 Expenses Not Requiring an Outlay of Cash:
  Common stock issued for services                  2,530,111          323,802
  Common stock issued in write-off of goodwill
   -- acquisition of technology from 5G Partners            -          420,000
 Provision for depreciation                               236            7,487
 Changes to Operating Assets and Liabilities:
 Increase in accounts receivable                       (3,123)               -
 Increase in inventory                                (43,867)               -
 Increase in employee advances                         (4,800)               -
 Increase in deposits                                  (2,400)            (300)
 Increase in accrued management/consulting
 fees payable                                          33,000           58,000
 Increase (decrease) in accounts payable /
 accrued liabilities                                   26,622           24,502
 Net Cash used in Operating Activities               (536,592)         (60,871)

Cash Flows Provided by Investing Activities:
 Capital expenditure - computers                      (26,715)          (1,851)
 Net Cash used in Investing Activities                (26,715)          (1,851)

Cash Flows Provided by Financing Activities:
 Common stock issued for cash                         357,708           50,000
 Common stock issued for debt and interest            254,453                -
 Liabilities assumed by stockholder                    47,655                -
 Increase in note receivable                                -          (33,135)
 Bank loan                                             11,567                -
 Increase in advances from officers/directors           1,846            6,718
 Increase (decrease) in advances from stockholders          -           39,106
 Net Cash Provided by Financing Activities            673,229           62,689

Net Increase (Decrease) in Cash                       109,922              (33)

Cash at Beginning of Period                               213              276
Cash at End of Period                                 110,135              243

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

In March of 2001, the Company merged with 5G Partners, (a private Canadian partnership), resulted in the changing of the Company's name from "Tesmark, Inc." to"5G Wireless Communications, Inc.". Consideration included the issuance of 750,000 shares of the Company's common stock, (to be divided among 5G Partners' three officers), in exchange for 5G Partners' technology. On March 20, 2001, the partners were issued 150,000 shares of the Company's common stock, marking the finalization of the agreement, in lieu of the agreed upon 750,000 shares. As of December 31, 2001, 600,000 shares remained unissued. However, in March of 2002, the shares were issued to each of the three partners, with an additional 50,000 shares per recipient.

The Company recorded $525,000 as goodwill in connection with the issuance of the stock and cash, and wrote off $420,000 as an adjustment to the value of goodwill in the quarter ended March 31, 2001. The write-off reduced the value of the transaction to the estimated fair market value ($105,000) for the technology transferred to the Company in the transaction. At December 31, 2001, all goodwill remaining on the Company's balance sheet was expensed as acquisition costs; reflected on the Company's Statement of Operations.

During the year 2000, the Company was authorized by its Articles of Incorporation, as amended, to issue an aggregate of 50,000,000 shares of common stock at a par value of $.001, and 10,000,000 shares preferred stock, also at a par value of $0.001. On July 10, 2001, a meeting of the Company's board of directors was held, wherein, it was agreed to an increase of the Company's authorized common stock to 150,000,000 shares.

Financial Capacity

In February of 2002, the Company entered into a debenture whereby, they received a wire transfer of $250,000, at an interest rate of 5% and payable in three years. As collateral, the Company issued to a trust account, 16,000,000 shares at par value ($.001). In doing so, the Company provided an additional debt satisfaction option, which, was exercised during the 2nd quarter of 2002 in a final debenture settlement. In accordance with the settlement, the Company issued an additional 875,000 shares of common stock, at which time the entire debt was considered paid in full.

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

B.  COMMON STOCK REVISIONS

As of December 31, 2001, the Company issued 150,000 shares in connection with the merger between Tesmark and 5G Partners, Inc., and 50,000 shares of common stock as compensation for consulting, all of which were re-valued as of December 31, 2001 from $.70 per share to $0.05 per share. Additionally, 12,000,000 shares of the Company's common stock, valued at $0.36 per share, were issued and held in escrow in connection with a pending acquisition of Peteson Investments Pte. Ltd., of Singapore, of those 12,000,000, 6,000,000 are to be returned to the Company as stated in the signed "Mutual Release Agreement". All shares issued for acquisitions have been expensed as the Company has elected not to pursue that firm's line of business or technology.

Stock Based Compensation

In order to incentivize and retain highly skilled employees, officers and directors, outsider service providers and to obtain general funding, the Company's Board of Directors occasionally grants unqualified stock options to various individuals, generally at equal or above market price.

Also, the Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed, as well as the fair market value of the stock when issued. As of June 30, 2002, the Company's total issued and outstanding common stock totaled 133,980,184.

C.  PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

In May 2000, the Company sold 20 units of common stock and warrants. Each unit consisted of 50,000 shares of common stock and one Class A Warrant to purchase 50,000 shares of common stock at twenty cents ($.20) and one Class B Warrant to purchase 50,000 shares of common stock at twenty-five cents ($.25) per share. The Class A Warrants may be exercised upon issuance and expire 365 days from the date of issuance, and the Class B Warrants may also be exercised upon issuance and expire on the 730th day after issuance. During the year 2001, the Company issued to the following common stock for cash: 200,000 shares issued on April 2, 2001 for a total consideration of $50,000 ($0.25 per share); 2,704,723 shares issued on July 18, 2001 for a total consideration of $215,500 (less $44,500 in commissions and other offering costs) ($0.0797 per share); and 816,404 shares issued on August 14, 2001 for a total consideration of $65,000 (less $5,200 in commissions and other offering costs) ($0.0796 per share).

For the six months ended June 30, 2002, the Company sold a total of 4,986,636 shares for a total consideration of $346,500, with additional $11,078 cash upon closing of the Company's recent acquisition of Wireless Think Tank, Inc. During that period, the Company also issued warrants to purchase 2,000,000 shares of common stock (1,000,000 shares exercisable at $0.25 per share and 1,000,000 exercisable at $0.50 per share) for a period of two years from issuance.

D. CONVERTIBLE PROMISSORY NOTE (UNCOLLECTABLE), AND TERMINATION OF INTENT TO ACQUIRE INTERACTIVE ENGINE, INC.

In June 2000, the Company advanced funds for a promissory note in the amount of $55,000 to Interactive Engine, Inc. The notes bore interest at 10%, and were due in 90 days. Although the notes gave the option of converting the entire amount, including interest, into its common stock, at terms to be negotiated prior to the 90-day renewal term, Interactive Engine and the Company could not come to terms. The Company reserved the note and accrued interest as uncollectable at December 31, 2000. No activity occurred in 2001 and the Company eliminated the note and the related reserve from its balance sheet at December 31, 2001.

E.  ACQUISITION AGREEMENT WITH PETESON INVESTMENT, PTE. LTD.

On March 9, 2001, the Company entered into an acquisition agreement with Peteson Investment, Pte Ltd. (Peteson), a privately held company providing wireless data solutions in Singapore. Wherein, the Company agreed to assume control of Peteson after verifying, through an independent attorney in Singapore, the corporate structure and names of all its shareholders. Tentative terms of the acquisition provided for the issuance of 12,000,000 restricted shares of the Company's common stock for 75% of the outstanding shares of Peteson Investment, Pte Ltd.

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

During the second quarter of 2002, 3,200,000 shares of common stock were returned to treasury stock. These shares were previously issued for consulting costs in the prior year. Therefore, the reversal of these expenses in the current quarter resulted in a negative adjustment to consulting fees in the amount of $1,152,000, thus creating a negative balance in consulting fees in the amount of $674,123. The negative consulting fees created a net income for the Company in the second quarter of $377,799. See Statement of Operations for the three months ended June 30, 2002.

F.  2001 FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company adjusted the valuation of 150,000 shares of common stock, which were issued in connection with the merger between 5G Partners, Inc. and Tesmark, Inc., as well as the valuation of an additional 50,000 shares of common stock issued during the same time period for compensation. Originally, the shares were valued at $0.70 per share, however, a new valuation of $0.05 as specified by board members, was recorded in the Company's year-end December 31, 2001, financial statements.

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

The Company's remaining balances for prepaid marketing and consulting contracts was written off in the fourth quarter as well. Out of the Company's three current contracts, two had reached their ending term in the fourth quarter of 2001, resulting in final balances being expensed. The third prepaid contract, however did not reach its ending term until April of 2002, but written off as well in December 31, 2001 financial statements, due to both non-performance and their eventual declaration of bankruptcy. The Company is currently seeking the return of the common stock issued (580,000 shares valued at $0.10 per share), in accordance with the contract. Even so, the Company realizes the success in recovery of these shares to be highly unlikely, as the task of locating a former officer of the now non-existent company has thus far produced futile results. All balances involving these contracts are reflected as a portion of the consulting costs in the Company's December 31, 2001 Statements of Operations.

G.  REORGANIZATION OF OFFICERS AND DIRECTORS

On January 10, 2002, the Company announced the realignment of its operating management. The Company promoted Jerry Dix as President and CEO, Brian Corty as Chief Technical Officer and Secretary, Don Boudewyn as Assistant Secretary, and Bob Kirish as Treasurer and Director. The Company's newly appointed management also announced plans of changing focus by way of certain changes to their business
strategy, reflecting capital market and strategic factors.   Under the
new management team, the Company will undertake a complete strategic review of its business lines, including analysis of capital consumption and profitability.

On April 1, 2002, the Company amended the original employment agreement promoting Don Boudewyn to Executive Vice President and Chief Operation Officer.

H.  ACQUISITION OF WIRELESS THINK TANK

On April 30, 2002, the Company completed an acquisition of all the outstanding stock of Wireless Think Tank, a privately held New York corporation. Wireless Think Tank was issued 15,387,425 shares of the Company's common stock in the first quarter of 2002 as partial payment for their consulting services.

Wireless Think Tank is currently involved in the process of developing wireless equipment, as well as providing this equipment to the public along with wireless service and technical support.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

(a)  Business of the Registrant.

     The Registrant will utilize its wireless platform to extend services to locations beyond those currently serviced by the cable and DSL providers. The platform will reduce overall cost by as much as 40% over other wireless providers and allow us to be profitable in areas that will not be serviced by others because of the capital requirements. The immediate focus will be to expand the current network in New York State by adding two states by the end of the second quarter (Florida and California were added).

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

(b)  Financing Plan of Operation.

     On February 12, 2002, the Registrant closed on a private placement funding with investors represented by May Davis Group, Inc. through subscription agreements. The funding consists of a total of $250,000 principal amount, 5% coupon convertible debentures due in
2005.    This funding was placed with a total of 2 investors, both of whom are accredited. These debentures are convertible into common stock of the Registrant at (i) 120% of the closing bid price (as reported by Bloomberg) on the closing date, or (ii) 75% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg) during the ten (10) trading days immediately prior to the conversion date. As collateral, the Registrant issued 16,000,000 shares at par value ($0.001) to be held in escrow until further notice, thus providing the Registrant with an additional debt satisfaction option should they choose to convert all or some of the debt to common stock.

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

     In addition the Registrant is seeking private placements to expand it growth in key markets segments. The Registrant has also secured financing for capital equipment that will allow the company to manufacture and install our client premises equipment and access points.

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

     The Registrant has incurred losses from operations: $75,905 for the fiscal year ended December 31, 2000 and $5,889,967 for the fiscal year ended December 31, 2001. The Registrant has a net profit of $377,799 for the six months ended June 30, 2002 (see Note E to the financial statements). At June 30, 2002, the Registrant had an accumulated deficit of $9,044,178.

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

(c)  Substantial Competition May Affect Ability to Sell Products.

     The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the wireless industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies that will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

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

(f)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

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

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions that affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

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

(o)  Shares Eligible For Future Sale.

     All of the approximate 32,000,000 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Specific Sales.

     The Registrant sold the following securities without registration (restricted) during the three months ended June 30, 2002:

     (a) Between April 1, 2002 and June 24, 2002, the Registrant issued a total of 9,704,523 shares of common stock to nine individuals and companies for various consulting services to be performed for the Registrant. During this period, the closing trading price of the stock varied from $0.03 to $0.05 and with stock issued at values between $0.021 and $0.04.

     (b) On April 7, 2002, the Registrant sold 2,000,000 shares of common stock to J.T. Tucker Inc., an accredited investor, for $100,000 ($0.05 per share). On this date the closing trading price of the stock was $0.05.

     (c) On April 10, 2002, the Registrant issued 1,184,523 shares of common stock to Wireless Xtream Technologies Inc., a company controlled by the chief operating officer of the Registrant, in settlement of past due amounts owed to this company for services rendered to the Registrant for the period of July 1, 2001 to December 31, 2001. These shares were valued at $0.045 per share. On this date the closing trading price of the stock was $0.05.

     (d) On April 24, 2002, the Registrant issued 10,000 shares of common stock to an employee under the terms of an employment agreement; these shares were never released to this employee since he left the company thereafter. The shares have now been cancelled and returned to the treasury.

     (e) On May 23, 2002, the Registrant issued 875,000 shares of common stock to Dutchess Private Equities Fund, L.P. as consideration for the execution of a settlement agreement and mutual release between the parties. These shares were valued at $0.054 per share. This settlement concerned a Private Equity Line of Credit entered into on July 18, 2000 between the Registrant, on the one hand, and DRH Investment Company, L.L.C. and Dutchess Private Equities Fund, L.P. on the other. Under this agreement, the Registrant agreed to sell, and DRH and Dutchess L.P. to purchase, from time to time, up to $10,000,000 of its common stock. The Registrant later determined not to proceed with this agreement. Under this agreement, and as an inducement to Dutchess L.P. to provide financing, the Registrant had agreed to pay that firm a commitment fee 440,140 shares of Registrant common stock that was to be registered in a Form SB-2 (later withdrawn).

     (f) Between June 8, 2002 and June 17, 2002, the Registrant sold a total of 2,033,332 shares of common stock to six individuals and one company for a total consideration of $46,500 (prices varying from $0.015 to $0.025 per share. During this period, the closing trading price of the stock varied from $0.02 to $0.03.

     (g) On June 24, 2002 the Registrant sold a total of 953,304 shares of common stock to two accredited investors (one-half to each) for a total consideration of $200,000 ($0.2098 per share). On this date, the closing trading price of the stock was $0.02 per share.

     (h) On June 24, 2002, the Registrant issued the following warrants to each of the two individuals who purchased stock as discussed in subparagraph (g) above pursuant to consulting agreements between those individuals and the Registrant: A warrants to purchase 500,000 shares of Registrant common stock at $0.25 per shares and a warrant to purchase 500,000 shares at $0.50, with no adjustments on account of any stock split. These warrants are exercisable upon issuance and for a period of two years thereafter.

(b)  General Information.

     Other than as set forth previously, no commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to sophisticated or accredited investors as defined in Rule 502;

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

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5G Wireless Communications, Inc.


Dated: August 26, 2002                 By: /s/  Jerry Dix
                                       Jerry Dix, President

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

4.4 Form of Subscription Agreement Between the Registrant and investors, dated February 12, 2002 (including the following exhibits: Exhibit A: Form of Notice Of Conversion; Exhibit
        B: Form of Registration Rights Agreement; Exhibit C: Form of Debenture; and Exhibit D: Form of Opinion of Registrant's Counsel) (the following to this agreement have been omitted:
        Exhibit E: Board Resolution; Schedule 3(A): Subsidiaries;
        Schedule 3(C): Capitalization; Schedule 3(E): Conflicts;
        Schedule 3(G): Material Changes; Schedule 3(H): Litigation;
        Schedule 3(L): Intellectual Property; Schedule 3(N): Liens; and Schedule 3(T): Certain Transactions) (incorporated by reference to Exhibit 4.4 of the Form 10-QSB filed on May 20,
        2002).

4.5 Escrow Agreement between the Registrant, First Union Bank, and May Davis Group, Inc., dated February 12, 2002
        (incorporated by reference to Exhibit 4.5 of the Form 10-QSB filed on May 20, 2002).

4.6 Form of Escrow Agreement between the Registrant, Joseph B. LaRocco, Esq., and investors, dated February 12, 2002
        (incorporated by reference to Exhibit 4.6 of the Form 10-QSB filed on May 20, 2002).

4.7 Security Agreement (Stock Pledge) between the Registrant and investors, dated February 12, 2002 (incorporated by reference to Exhibit 4.7 of the Form 10-QSB filed on May 20, 2002).

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

10.18 Consulting Services Agreement between the Registrant and Air Communications, Inc., dated February 18, 2002 (see below).

10.19   Consulting Services Agreement between the Registrant and
        Asher Avitan, dated May 1, 2002 (see below).

10.20   Consulting Services Agreement between the Registrant and
        Marc J. Burling, dated May 1, 2002 (see below).

10.21 Consulting Agreement between the Registrant and VMarketing Ltd., dated May 1, 2002 (see below).

10.22 Consulting Services Agreement between the Registrant and Dan Bell, dated May 1, 2002 (see below).

10.23   Consulting Agreement between the Registrant and MONBARR
        Holdings, dated May 20, 2002 (see below).

10.24   Consulting Services Agreement between the Registrant and
        Paul Levinson, dated May 24, 2002 (see below).

10.25   Consulting Services Agreement between the Registrant and
        Asher Avitan, dated May 1, 2002 (see below).

10.26   Consulting Services Agreement between the Registrant and
        Donna Buys, dated June 12, 2002 (see below).

10.27   Consulting Services Agreement between the Registrant and
        Curtis Mearns, dated June 17, 2002 (see below).

10.28   Consulting Services Agreement between the Registrant and
        Jones Family Trust, dated June 20, 2002 (see below).

21      Subsidiaries of the Registrant (see below).