Form 10QSB
period 2002-09-30
5 G WIRELESS COMMUNICATIONS INC
filed 2002-12-03
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     No  X .

     As of September 30, 2002, the Registrant had 143,079,358 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET AS OF
             SEPTEMBER 30, 2002                                           3

             CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE AND THREE MONTHS ENDED
             SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                    4

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR NINE MONTHS ENDED
             SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

     ITEM 2.  PLAN OF OPERATION                                          13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          21

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  21

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            22

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        22

     ITEM 5.  OTHER INFORMATION                                          22

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           22

SIGNATURE                                                                23

CERTIFICATION                                                            23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          5G WIRELESS COMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2002
                                    (Unaudited)

                                      ASSETS

Current Assets:
Cash                                                       $       39,555
Accounts receivable                                                20,604
Inventory                                                         148,761
Deposits                                                            4,651
Employee advances                                                  10,068
   Total Current Assets                                           223,639

Fixed Assets:
Computer Equipment                                                 82,535
Accumulated Depreciation                                           (8,315)
   Total Fixed Assets                                              74,220

   TOTAL ASSETS                                                   297,859

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                  166,320
Loans payable                                                      10,467
Convertible notes                                                 424,916
Payroll/sales tax liabilities                                       3,700
Advances from officers/directors                                   12,700
Advances from shareholders                                         30,634
Accrued management/consulting fees                                104,000
   Total Current Liabilities                                      752,737

Stockholders' Equity:
Preferred Stock $.001 par value; authorized 10,000,000 shares;
no shares outstanding at September 30, 2002.                            -
Common Stock, $.001 par value; authorized  150,000,000 shares;
with 143,079,358 issued and outstanding at September 30, 2002.    143,079
Paid-In Capital                                                 8,469,649
Accumulated Deficit                                            (9,067,606)
   Total Stockholders' Equity                                    (454,878)

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       297,859

         See Accompanying Notes to Consolidated Financial Statements

                        5G WIRELESS COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Nine Months     Nine Months     Three Months     Three Months
                                           Ended            Ended           Ended            Ended
                                         September 30    September 30    September 30      September 30
                                           2002             2001            2002              2001
Revenue                                  $       28,191  $           -   $     22,180     $      22,180
Cost of Goods Sold                                3,830              -          2,760             2,761
Gross Profit                                     24,361              -         19,420            19,419

Interest Income:                                      -              -              -                 -

Expenses:
Interest expenses                                17,196         11,281          4,343             3,823
Depreciation expenses                             8,097            124          7,860                94
Consulting & marketing expenses               1,818,244        395,032       (794,563)          206,256
General and administrative expenses             493,017         60,899        189,248            42,647
Officer compensation & management fees          182,000        408,000         70,000           130,000
Goodwill write-off (5G Partners)                      -        420,000              -
Professional fees                                44,586         52,263         17,790            31,714
Total Expenses                                2,563,140      1,347,599       (505,322)          414,534

Net (Loss) Income                            (2,538,779)    (1,347,599)       524,742          (395,115)

Net Loss Per Common Share
(Basic and Fully Dilutive)                        (0.17)         (0.09)          0.01             (0.03)

Weighted Average Shares
Common Stock Outstanding                     15,017,424     15,017,424     75,088,064        15,718,284


               See Accompanying Notes to Consolidated Financial Statements

                             5G WIRELESS COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                  Nine Months      Nine Months
                                                     Ended             Ended
                                                  September 30    September 30
                                                     2002              2001

Cash Flows used in Operating Activities:
Net Loss                                          $  (2,538,779)  $ (1,900,418)
Expenses Not Requiring an Outlay of Cash:
Common stock issued for services                      1,790,365        910,925
Abondonment on acquition advance                              -        109,000
Common stock issued in write-off of goodwill
-- acquisition of technology from 5G Partners                 -        420,000
Provision for depreciation                                8,097              -
Changes to Operating Assets and Liabilities:
Increase in accounts receivable & employee advances     (30,673)             -
Increase in inventory                                  (148,761)             -
Increase in deposits                                     (4,350)          (300)
Increase in accrued management/consulting fees payable   80,000        124,000
Increase (decrease) in accounts payable / accrued
liabilities                                             108,084         34,954
Net Cash used in Operating Activities                  (736,016)      (301,839)

Cash Flows Provided by Investing Activities:
Capital expenditure - computers                         (80,777)        (1,757)
Net Cash used in Investing Activities                   (80,777)        (1,757)
Cash Flows Provided by Financing Activities:
Common stock issued for cash                            476,630         50,000
6 % converible notes issued                             250,000        280,000
Liabilities assumed by stockholder                       47,655              -
Bank loan proceeds and credit card advances              38,517              -
Repayment of notes & accrued interest                         -        (71,476)
Increase (decrease) in advances from stockholders
& affiliates                                             43,334         46,759
Net Cash Provided by Financing Activities               856,136        305,283

Net Increase (Decrease) in Cash                          39,342          1,687

Cash at Beginning of Period                                 213            276

Cash at End of Period                                    39,555          1,963

Supplemential Non Cash activities:
Common Stock issued for conversion of 6 % convertible
Notes in the amount of $123,800 and accrued
interest of $4,607                                      128,407              -

Common Stock issued for prepaid consulting agreement          -        161,865

           See Accompanying Notes to Consolidated Financial Statements

                           5G WIRELESS COMMUNICATIONS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

A.  HISTORY; RESTATEMENT OF PRIOR PERIODS; ACCOUNTING POLICIES

History.

5G Wireless Communications, Inc. ("the Company") (formerly Tesmark, Inc.), was incorporated September 10, 1979, as an Idaho corporation. On October 23, 1998 the Company merged with Tesmark, Inc., a Nevada corporation; the net effect was transfer of domicile of the corporation from Idaho to Nevada. In connection with this merger, the stock was forward split 500 for 1, resulting in an increase of the total outstanding shares to 2,500,100. The Company incurred $1,355 in reorganization costs in 2000, which was expensed in accordance with Statement of Position (SOP) 98-5. This statement requires that organizational expenses be expensed at the time they are incurred rather than amortized over a period of years.

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

Restatement of Prior Periods.

The Company is restating its prior period financial statements to correct an error in the recording of three transactions in July 2001, August 2001 and June 2002. Initially, the Company believed two transactions initiated by former management of the Company were interrelated and recorded, the issuance of 2,704,723 shares on July 18, 2001 and 816,404 shares on August 14,2001 as private placement of restricted common stock with net proceeds of $ 170,500 and $59,800 on the two respective dates. In June 2002, the Company recorded the settlement of the Company's 5% convertible notes via the transfer of 16,000,000 shares held as collateral for the transaction in its second quarter 2002 financials. The settlement was modified in the third quarter of 2002, via the issuance of 875,000 shares to the principal representing the note holders involved in the transaction and the 16,000,000 shares remain as collateral for the notes and were not released as satisfaction of the notes. The 5 % convertible notes in the amount of $ 250,000 remain outstanding at September 30,2002. In the third quarter of 2002, $123,800 of the 6 % convertible notes issued in July and August of 2001 were converted into common stock via the issuance of 9,864.189 shares.

The two transactions in July and August 2001 were not related and represent two separate transactions involving a private placement of convertible notes and a finders' fee for an equity line of credit. Although both transactions were conducted through the underwriting group of May Davis, they were not a private placement of stock. The entire issuance of both the 2,704,723 shares and the 816,404 were to the principals of the May Davis Group and represent a commitment fee for an equity line of credit, which never occurred due to the withdrawal of an SB-2 stock offering. The equity line of credit was based upon the proceeds of the SB-2 stock offering occurring during this time frame. The commitment fee was earned nevertheless and the transaction represents an expense to the Company of $500,000, which is the value of the shares issued to the May Davis principals. The 6% convertible notes, which were structured in connection with the SB-2 stock offering, are debt, not equity. The financial statements from the third quarter of 2001 through the second quarter will be restated to reflect the issuance of the convertible notes as debt, the expensing of the equity line of credit commitment, expensing of the legal fees incurred in connection with the offering which were initially recorded as an offset to the private placement of common stock. The prior periods will also reflect the accrual of interest on the notes on a quarterly basis. The restatement will increase the net losses reflected by the Company, increase liabilities by the outstanding convertible notes and reduce equity by the reclassification of the notes as debt rather than common stock.

The error was in part attributable to the destruction of the World Trade Center in New York on September 11, 2001, which was home to the May Davis Group, the underwriters and principals to both transactions, the law firm who drafted the documents to both transactions, and the escrow agent for the debenture holders. The Company's current management did not have access to all documents to both transactions and had previously concluded the two transactions were the culmination of a private placement.

The convertible notes bear interest at 6% and allow conversion of the notes into restricted common stock after a one-year time frame. Various note holders began converting portions of their notes in the third quarter of 2002 into common stock. The restated financial statements are summarized as follows:



                                   9 Months Ended     Year Ended     3 Months Ended     6 Months Ended
                                   September 30,     December 31,       March 31,          June 30,
                                       2001              2001             2002             2002
INCOME STATEMENTS

Net Loss Before Restatement:       $ (1,347,599)     $ (5,889,967)   $ (3,450,170)      $ (3,072,371)
Commitment fee expensed                (500,000)         (500,000)              -                  -
Legal fees expenses                     (49,700)          (49,700)              -                  -
Interest on convertible notes            (3,120)           (7,320)         (4,200)            (4,200)
Net Loss After Restatement           (1,900,419)       (6,446,987)     (3,454,370)        (3,076,571)

BALANCE SHEET DEBT-Notes

6% Convertible notes                    280,000           280,000         280,000            280,000
5% Convertible notes                          -                 -         250,000            250,000

Balance of convertible notes            280,000           280,000         530,000            530,000

STOCKHOLDERS' EQUITY

Equity(Deficit) before Restatement      141,708           (71,837)       (158,832)            93,375
Reclassification of notes              (280,000)         (280,000)       (280,000)          (530,000)
Increase in paid-in capital             269,700           269,700         269,700            269,700
Increase in accumulated deficit        (552,820)         (557,020)       (561,220)          (565,420)
Deficit After Restatement              (421,412)         (639,157)       (571,520)          (732,345)


Financial Capacity.

In February of 2002, the Company entered into a debenture whereby, they received a wire transfer of $250,000, at an interest rate of 5% and payable in three years. As collateral, the Company issued to a trust account, 16,000,000 shares at par value ($.001). In doing so, the Company provided an additional debt satisfaction option. The Company issued 875,000 as a consulting fee in connection with the contract. As has been the case with the initial convertible of 6% notes, it is probable that the notes will be satisfied via the issuance of restricted common stock. The notes provide for conversion into common stock after one year. The Company sold $300,000 of units in 2002 at various prices, which include restricted common stock and warrants to purchase additional shares at $0.25 and $0.50 per share. The warrants contain anti-dilative provisions for future stock issuances.

To date, most debt incurred by the Company is satisfied through the sale of the Company's common stock or advances from officers, as revenue has been minimal. Therefore, it is anticipated that the Company's intermediate future will largely be dependant upon the sale of common stock, and advances by affiliates either in the form or actual cash advances or the non payment of management fees.

The Company has devoted substantial resources to the build out of its networks and the expansion of its marketing programs. As a result, the Company has historically experienced operating losses and negative cash flows. These operating losses and negative cash flows will continue through additional periods. Additional larger scale revenue projects are slated for the first quarter of 2003.

B.  COMMON STOCK REVISIONS

As of December 31, 2001, the Company issued 150,000 shares in connection with the merger acquisition between Tesmark and 5G
Partners, Inc., and 50,000 shares of common stock as compensation for consulting, all of which were re-valued as of December 31, 2001 from $0.70 per share to $0.05 per share. All shares issued for acquisitions have been expensed as the Company has elected not to pursue the acquisitions' line of business or technology.

The Company's issued 12,000,000 shares of its common stock, valued at $0.36 per share, in connection with a merger with Peteson Investments Pte. Ltd of Singapore in October 2001. The companies mutually agreed to terminate the merger. Terms of the release provided for the return of 6,000,000 shares previously issued; the remaining shares remain issued in compensation pursuant to the Mutual Release Agreement for the principals of Peteson assuming the liabilities incurred in the proposed merger and start up of operations of approximately $400,000. The Company has received 5,600,000 of the 6,000,000 shares to be returned as of September 30, 2002. The financial statements for both the second and third quarter of 2002 reflect the reversal of the acquisition expense previously recorded in October, 2001. In April, 2002, 3,200,000 shares were returned and cancelled and the Company reflected a credit of $1,152,000 to its consulting and marketing expenses and 2,400,000 shares in July, 2002 were returned and cancelled with a credit of $864,000 being similarly reflected.

Stock Based Compensation.

In order to incentivize and retain highly skilled employees, officers and directors, outsider service providers and to obtain general funding, the Company's Board of Directors occasionally grants unqualified stock options to various individuals, generally at equal or above market price.

The Company issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the stock when issued and based the fair market value of the services received. The Company issued 613,333 shares at $.03 for financing assistance in the third quarter and 875,000 shares at $.06 for similar services in the second quarter.

C.  PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

In May 2000, the Company sold 20 units of common stock and warrants. Each unit consisted of 50,000 shares of common stock and one Class A Warrant to purchase 50,000 shares of common stock at twenty cents ($0.20) and one Class B Warrant to purchase 50,000 shares of common stock at twenty-five cents ($0.25) per share. The Class A Warrants may be exercised upon issuance and expire 365 days from the date of issuance, and the Class B Warrants may also be exercised upon issuance and expire on the 730th day after issuance. During the year 2001, the Company's common stock issued for cash included: 200,000 shares issued as a private placement, valued at $0.25 per share ($50,000); 3,721,127 shares were issued on July 18, 2001 and August 14, 2001, for a total cash value of $280,300 (less $44,500 offering costs), and of $65,000 (less $5,200 offering costs) respectively.

The Company received $330,000 in the second and third quarters of 2001 for the private placement of units consisting of 2,777,555 shares of common stock and 3,000,000 warrants allowing the warrant holders to purchase 1,500,000 shares of restricted stock at $0.25 per share and 1,500,000 shares restricted stock at $0.50 per share and are anti dilutive as to future issuances of common stock or roll backs. The Company also had a private placement of 2,163,332 shares for $46,630

The Company issued 9,864,189 shares in the third quarter of 2002 for the conversion of the 6 % convertible notes issued in July and August of 2001 representing a conversion of $123,800 of principal and $4,607 in accrued interest.

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

In February of 2002, the Company presented a "Mutual Release Agreement" to the officers of Peteson Investment Pte. Lt. On February 15, 2002, the agreement was signed by officers from both Peteson Investment Pte. Ltd. and 5G Wireless Communications, Inc., thus, releasing all contractual parties from any liabilities that may be associated with the acquisition activities. The agreement also provided for the return of 6,000,000 of the 12,000,000 shares issued per terms of the acquisition agreement, to the Company. In exchange for the 6,000,000 shares of the Company's common stock remaining in Singapore, Peteson agreed to assume all responsibility for debts incurred, contracts, agreements, commitments made, and equipment purchased having to do with the acquisition or any other project engaged in, by the Companies. Additionally, Peteson has assumed, in accordance with the agreement, responsibility for all past and present salaries and expenses incurred by the Companies officers during the Peteson acquisition period. The collective monetary value of the debt assumed by Peteson is approximately $6,000,000 however; most of these liabilities were incurred.

During the second quarter of 2002, 3,200,000 shares of common stock were returned to treasury stock. These shares were previously issued for consulting costs in the prior year. Therefore, the reversal of these expenses in the current quarter resulted in a negative adjustment to consulting fees in the amount of $1,152,000, thus creating a negative balance in consulting fees in the amount of $674,123. The negative consulting fees created a net income for the Company in the second quarter of $377,799. A similar return of 2,400,000 shares in the third quarter resulted in $864,000 credit to consulting-acquisition expenses and created a credit of $794,563 in the expense category. The resulting credit caused the Company to have net income of $524,742 in the third quarter.

F.  REORGANIZATION OF OFFICERS AND DIRECTORS

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

H.  ACQUISITION WITH WIRELESS THINK TANK

On April 27, 2002, the Company completed a merger acquisition with Wireless Think Tank, a privately held entity, acquiring 100% interest. Wireless Think Tank was issued 15,387,425 shares of the Company's common stock as partial payment for their consulting services.

Wireless Think Tank, operate in New York and are currently involved in the process of developing wireless equipment, as well as providing this equipment to the public along with wireless service and technical support.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the consolidated financial statements of the Registrant and notes thereto contained elsewhere in this report.

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

     The Registrant is also looking at a series of smaller companies to acquire or to entire into a joint venture to increase our penetration into new markets and to establish a new bases of operation. In addition the company is seeking relationships with ISP's who would like to offer broadband services to their subscriber base and are willing to oversee the expansion as local operators in a given territory.

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

     To facilitate this growth, the Registrant intends to acquire additional sales representatives, telemarketers, engineers and technicians to service and maintain its networks. There will also be a need to increase sales and support staff to ensure continued growth and maintenance of the company's high quality of service. These numbers may vary depending on the rollout time frames, capital costs, and acquisition of staff from any potential company acquisitions.

     The Registrant has devoted substantial resources to the
build out of its networks with limit resources applied to its marketing programs. As a result, the Registrant has historically experienced operating losses and negative cash flows. These operating losses and negative cash flows may continue through additional periods, however, the Registrant is currently focusing on several new areas of expansion, including the development of a new market strategy, establishing a credit line, expanding their network and
hiring more technicians to service their networks.   The Registrant
intends to implement these new developments starting in the second quarter of 2002.

(b)  Financing Plan of Operation.

     On February 12, 2002, the Registrant closed on a private placement funding with investors represented by May Davis Group, Inc. through subscription agreements. The funding consists of a total of $250,000 principal amount, 5% coupon convertible debentures due in
2005.    This funding was placed with a total of 2 investors, both of whom are accredited. These debentures are convertible into common stock of the Registrant at (i) 120% of the closing bid price (as reported by Bloomberg) on the closing date, or (ii) 75% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg)during the ten (10) trading days immediately prior to the conversion date. As collateral, the Registrant issued 16,000,000 shares at par value ($0.001) to be held in escrow until further notice, thus providing the Registrant with an additional debt satisfaction option should they choose to convert all or some of the debt to common stock.

     To date, most debt incurred by the Registrant is satisfied through the sale of the Registrant's common stock or advances from officers, as only limited revenue has yet been realized through its minimal operations. Therefore, it is anticipated that their ability to continue will, as in the past, be largely dependant upon the sale of common stock, cash on hand, various credit facilities available to the Registrant, and any internally generated funds.

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

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date.
Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has only a very limited record of any revenue-producing operations under its current plan of business.
Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $75,905 for the fiscal year ended December 31, 2000, $6,446,987 (restated) for the fiscal year ended December 31, 2001, and $2,538,779 for the nine months ended September 30, 2002 (although the Registrant did have net income of $524,742 for the three months ended September 30, 2002 - see Note E to the consolidated financial statements). At September 30, 2002, the Registrant had an accumulated deficit of $9,067,606.

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

(o)  Shares Eligible For Future Sale.

     All of the approximate 30,000,000 shares of common stock that are currently held, directly or indirectly, by management and certain affiliates have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person(or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available.
If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to September 30, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Specific Sales.

     The Registrant issued the following unregistered (restricted) equity securities during the quarter ended September 30, 2002:

(a)  On July 18, 2002, the Registrant cancelled a total of
2,400,000 shares of common stock in connection with a Mutual Release Agreement, dated February 15, 2002 between the Registrant and Peteson Investment Pte. Lt. Under this agreement, all contractual parties were released from any liabilities that may be associated with the acquisition activities.

(b) At various times from August 6, 2002 to September 23, 2002, the Registrant issued a total of 9,864,189 shares of common stock in connection with conversion of convertible debentures issued by the Registrant on February 12, 2002 (see Exhibit 4.4 to this Form 10-QSB). The original debentures issued to two investors were broken up to a total of 11 investors. The shares issued were valued between $0.0088 and $0.0176.

(c)  On September 29, 2002, the Registrant issued a total of
1,089,985 shares of common stock to two consultants for services rendered to the company, valued at a total of $32,700 ($0.03 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following amendments to the company's articles of incorporation:

(a) increase the authorized shares of common stock of the Company to 800,000,000;

(b) an increase in the authorized capital stock of the Registrant can be approved by the Board of Directors without shareholder consent; and

(c) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the Board of Directors without shareholder consent.

The Registrant has received the consent of a majority of the outstanding shares of common stock for the company for these amendments. A Schedule 14C Definitive Information Statement was filed with the Securities and Exchange Commission on October 9, 2002 and thereafter mailed to shareholders of record from whom the Registrant did not seek consent. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which puts into effect these changes, will not be done until a date that is at least twenty days after the mailing of this Information Statement.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

A Form 8-K was filed on August 13, 2002 to report on April 30, 2002, the Registrant entered into a Definitive Acquisition Agreement ("Agreement") with Wireless Think Tank ("WTT"). Under this Agreement, the Registrant agreed to purchase from WTT all of the outstanding shares of that company in exchange for 15,387,425 shares of restricted common stock of the Registrant, together with certain tangible and intangible WTT assets, contracts, rights, and properties, including without limitation WTT intellectual property rights (this include WTT trade marks, trade names, copyrights, and patents [domestic or foreign] necessary for its business and operations). The proprietary technology and intellectual property owned by WTT was developed by Brian Corty, now chief technology officer of the Registrant; Mr. Corty also controls WTT, thereby making this a related party transaction.

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                5G Wireless Communications, Inc.


Dated: December 2, 2002         By: /s/  Jerry Dix
                                Jerry Dix, President

                                CERTIFICATION

I, Jerry Dix, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of 5G
Wireless Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 2, 2002                      /s/ Jerry Dix
                                             Jerry Dix, President

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

2.5 Definitive Acquisition Agreement between the Registrant and Wireless Think Tank, dated April 30, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on August 13, 2002).

3.1    Articles of Incorporation, dated September 24, 1998
       (incorporated by reference to Exhibit 3 of the Form 10-SB filed on December 15, 1999).

3.2 Certificate of Amendment to the Articles of Incorporation, dated May 5, 2000 (incorporated by reference to Exhibit 3.3 of the Form SB-2 filed on January 10, 2002).

3.3 Certificate of Amendment to the Articles of Incorporation, dated January 19, 2001 (incorporated by reference to Exhibit
       3.1 of the Form 8-K filed on February 14, 2001).

3.4    Bylaws, dated October 30, 1998 (incorporated by reference to
       Exhibit 3 of the Form 10-SB filed on December 15, 1999).

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

10.18 Consulting Services Agreement between the Registrant and Air Communications, Inc., dated February 18, 2002 (incorporated by reference to Exhibit 10.18 of the Form 10-QSB filed on August 27, 2002).

10.19 Consulting Services Agreement between the Registrant and
      Asher Avitan, dated May 1, 2002 (incorporated by reference to Exhibit 10.19 of the Form 10-QSB filed on August 27, 2002).

10.20 Consulting Services Agreement between the Registrant and
      Marc J. Burling, dated May 1, 2002 (incorporated by reference to Exhibit 10.20 of the Form 10-QSB filed on August 27, 2002).

10.21 Consulting Agreement between the Registrant and VMarketing
      Ltd., dated May 1, 2002 (incorporated by reference to
      Exhibit 10.21 of the Form 10-QSB filed on August 27, 2002).

10.22 Consulting Services Agreement between the Registrant and Dan Bell, dated May 1, 2002 (incorporated by reference to
      Exhibit 10.22 of the Form 10-QSB filed on August 27, 2002).

10.23 Consulting Agreement between the Registrant and MONBARR
      Holdings, dated May 20, 2002 (incorporated by reference to
      Exhibit 10.23 of the Form 10-QSB filed on August 27, 2002).

10.24 Consulting Services Agreement between the Registrant and
      Paul Levinson, dated May 24, 2002 (incorporated by reference to Exhibit 10.24 of the Form 10-QSB filed on August 27, 2002).

10.25 Consulting Services Agreement between the Registrant and
      Donna Buys, dated June 12, 2002 (incorporated by reference to Exhibit 10.26 of the Form 10-QSB filed on August 27, 2002).

10.26 Consulting Services Agreement between the Registrant and
      Curtis Mearns, dated June 17, 2002 (incorporated by reference to Exhibit 10.27 of the Form 10-QSB filed on August 27, 2002).

10.27 Consulting Services Agreement between the Registrant and
      Jones Family Trust, dated June 20, 2002 (incorporated by reference to Exhibit 10.28 of the Form 10-QSB filed on August 27, 2002).

10.28 Consulting Agreement between the Registrant and Service
      Group, dated July 5, 2002 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).