Form 10KSB
period 2002-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2003-05-08
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-28581

                          5G WIRELESS COMMUNICATIONS, INC.
              (Exact name of registrant as specified in its charter)

                 Nevada                                82-0351882
(State or jurisdiction of incorporation            (I.R.S. Employer
             or organization)                      Identification No.)

          1350 East Flamingo Road, Suite 414, Las Vegas, Nevada     89119
                 (Address of principal executive offices)         (Zip Code)

                 Registrant's telephone number:  (702) 647-4877

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant's revenues for the fiscal year ended December 31, 2002 were $70,098. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 17, 2002:
$1,321,191.  As of April 17, 2002, the Registrant had 194,889,259
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                               TABLE OF CONTENTS

PART I.
                                                                      PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                    3

     ITEM 2.  DESCRIPTION OF PROPERTY                                    7

     ITEM 3.  LEGAL PROCEEDINGS                                          8

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                            9

     ITEM 6.  PLAN OF OPERATION                                         13

     ITEM 7.  FINANCIAL STATEMENTS                                      20

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                    20

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                 21

     ITEM 10.  EXECUTIVE COMPENSATION                                   23

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                    25

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           26

     ITEM 13.  CONTROLS AND PROCEDURES                                  29

     ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                            30

SIGNATURES                                                              31

CERTIFICATIONS                                                          31

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     5G Wireless Communications, Inc. ("Registrant" or "5G") was incorporated under the laws of the State of Nevada on October 23, 1998 as Tesmark, Inc. In May 2000, the articles of incorporation of the Registrant were amended to increase the number of authorized shares of common stock to 50,000,000, and the number of preferred shares to 10,000,000. In January 2001 the name of the company was changed to "5G Wireless Communications, Inc." with the filing of a certificate of amendment of articles of incorporation. The Registrant's common stock is trading on the Over the Counter Bulletin Board under the symbol "FGWC". On January 21, 2003, the Registrant's articles of incorporation were amended to do the following: (a) increase the authorized shares of common stock of the Registrant to 800,000,000;
(b) in the future, an increase in the authorized capital stock of the company can be approved by the board of directors without shareholder consent; and (c) in the future, a decrease in the issued and outstanding common stock of the company (a reverse split) can be approved by the board of directors without shareholder consent.

Business of the Registrant.

     The Registrant seeks to build shareholder value through the development of its technology. The Registrant believes that wireless communication, known as WiFi, has the potential to provide substantial financial returns for its shareholders. Presently, the company's primary focus is on expanding its wireless networks in California, and New York using their proprietary patent applied for technology.

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

     The domestic market for high-speed broadband services and products is $26.1 billion and will expand to $59.7 billion by the end of 2002 and according to the Yankee Group, there will be more than 1 billion Web-enabled mobile devices by 2003, generating as much as 63% of the transactions on the Web. The Registrant believes it is positioned to participate in this growth and is targeting to capture a modest 1% share of this market. Jupiter Communications and Forester Research, two leading research groups, independently predict that more than 30 million users will be using broadband Internet connection to the Internet by 2004. The Registrant's speed to market will provide the company with a significant level of early mover advantages on achieving and exceeding its goals.

     Currently broadband has been offered primarily by telephone company (telco) services and cable companies. The public switched telephone network ("PSTN") is the most widely available access network through copper wires installed by the incumbent local exchange carrier ("ILEC"). However, dial-up modem performance is unsatisfactory for almost every high end residential and business users. Clearly, the PSTN was never designed to handle continuous, full-duplex, high-speed data traffic, let alone high-end graphics and full-motion video!

     Digital subscriber line ("DSL") services are being offered by using the existing copper infrastructure by carriers and other service providers in some areas to provide voice and data up to 1.5 Mbps speeds. However, DSL requires existing twisted pair copper wiring, is limited in distance (typically up to 15,000 feet from the concentrator) and may only be available at less than T1 speeds. Further, DSL service may be asymmetrical, with upstream data rates as low as 64 kbps and performance varying depending on system loading. Service providers must either use the Telco copper pairs or install their own if the right-of-way(s) can be established.

     The Registrant solution, developed over several years of research and development by the principals at the company, which is now poised to take advantage of the market demand for affordable high-speed Internet access. The demand for faster, broadband transmission speeds has largely remained unsatisfied because a growing portion of the market has found itself "priced out" of the "broadband revolution". Especially critical in this regard has been the ability to deliver broadband content over the "last mile" (the connection between the Internet backbone and the end-user), which is the central data bottleneck in telecommunications networks today.

     The Registrant's Wireless Wide Area Network, ("WWAN") simultaneously provides higher bandwidth of up to 1000+ subscribers from a single location while eliminating the bottlenecks associated with DSL, Cable and dial-up modem subscribers. The WWAN solution incorporates "burst technology" allowing us to offer data on demand. A connection to its backbone can link all remote sites to a single LAN; capable of large data transfers, campus voice communications, video-conferencing & video on demand through a local loop to our ISP exactly as if each site was on a single building Ethernet LAN.

     The Registrant has designed the solution for rapid and easy deployment and can be deployed according to subscriber locations and marketing strategy, from a number of small island sites to complete coverage of an chosen geographical area. Initial deployment can be limited to a few cell sites and the network incrementally rolled out as subscriber numbers grow.

(b)  Target Markets

     The Registrant's target markets are divided into three main areas: Residential & Business Internet, Public Internet Access, Licensing.

     Residential Market - Demand for connectivity to the Internet will continue to grow as households realize that the Internet can significantly enhance communication, allow for the accessibility of valuable information and provide opportunities to reach new markets compare products and services. However, we believe that a number of telecommunications companies have seriously overestimated the residential absorption rate for high-speed connections and that this miscalculation has been responsible for some rather stunning failures in the marketplace.

     The problem is one of timing, and many high-speed Internet providers are discovering that they have simply attempted to provide too much, too soon, or at too great a capital cost. We believe our services addresses many of the problems and limitations faced by other providers of high-speed networking and Internet Services Provider.

     The Registrant believes that it is the first wireless Internet Service Provider ("ISP") able to deliver an economical solution that provides substantial savings for subscribers compared to cable and DSL. A typical DSL infrastructure can cost up to 4 times as much as our wireless network to support a similar number of users. In addition, the installation delays for new customers are usually between 3-6 months. Using the company's "proprietary" wireless solution, clients can be up and running in less than two weeks.

     The Registrant intends to capitalize on the underserviced areas in these major cities were it has been cost prohibitive to receive high-speed connectivity. However, even in areas that there are DSL and Cable, the Registrant is able to provide services at a fraction of the cost of these competing services allowing us to offer our services at very competitive price. Making it more difficult for them to compete.

     Business and residential customers in rural areas are another target customers for the Registrant's wireless broadband services. While fiber is present in most metropolitan central business districts and there are efforts to extend its reach, it is too cost prohibitive to deploy fiber in rural areas. While deployment costs would not equal those of hundreds of thousands of dollars per mile as they do in downtown areas, deployment would still be too expensive based on the potential return of investment for deploying fiber into rural areas. DSL and cable services are available in more areas than fiber services, but as previously illustrated, the smaller the town, the smaller the chances of availability for those services. To further compound the difficulties of utilizing DSL services in rural areas, due to the distance sensitive nature of DSL, even if it is available in rural areas, as the customer's distance from the phone company's central office increases, their available throughput decreases.

     The end result is that business and residential customers in rural areas have fewer choices for broadband Internet access than their urban counterparts. Further, in the case of services such as DSL, in some instances they may have access to certain services but not at the performance levels available in metropolitan areas.

     The rural market has more opportunity for fixed wireless broadband services. There are fewer technologies to compete with and as the bandwidth demands of the Internet continue to grow, these customers' desire for broadband will continue to grow, creating an environment for faster market penetration. To illustrate the point, the Registrant intends to realize a higher rate of sales by targeting customers who have a strong unmet demand than by targeting customers who already have comparable solutions.

     Public Access Networks - The Registrant provides broadband roaming allowing for mobile users to receive easy access to high-speed Internet access at remote locations. The company has seen a rapid increase in demand for cost effective mobile broadband connectivity. The Registrant is able to offer a solution enables quick and easy access to broadband Internet allowing the company to realize significant early mover advantages. The Registrant believes it is positioned to deliver services to these markets with the 5G WiFi "Hot Zone" which will cover specific geographical areas creating a "Hot Zone" for mobile users.

     Licensee - The Registrant will also focus on ISP's who are looking for new ways to generate revenues. The registrant is poised to help ISP's meet the growing demand for bandwidth from consumer whose increasing adoption of Internet enabled applications have put a tremendeous strain on the existing ISDN, Cable and DSL networks.

     ISPs today have limited choices for multi-megabit services. xDSL services offered by the local ILECs are available for lease to ISPs, but at a high price. Cable is coming but ISPs may not be allowed access because of restrictions. New technologies will only be made available to the big players - who pay millions for the licenses. In addition, the local provider and ISP depend on them to service their customers causing untold problems for their customers. These providers who over extended themselves deploying their networks are finding themselves in financial distress. If they go out of business, the ISPs they serve and their customers may lose service completely.

     The Registrant can provide managed end-to-end connectivity for the last-mile solutions that surpass wire-line alternatives in terms of performance and scalability yet cost far less and is offer to ISP through a Territory License Agreement. The ISP will also see improved penetration into market as well as significant increase in profits compared to traditional solutions.

     The Registrant intends to bring value with consistently industry-leading, standards-based wireless IP router products and sophisticated IP feature sets. The Registrant's commitment to ongoing customer support as well as research and development ensures that it provides the ISP with products of the highest quality standards available.

(c)  Products & Services

     In response to consumer demand, the Registrant has combined and coordinated core technologies into an array of seamless network solutions. The Registrant's solutions can be deployed as a "bundle of services" in combination for a total solution or on a stand-alone basis to address specific needs. The following describes some of the different network solutions and services that the company offers.

     Wireless Point-to-Multipoint Broadband Internet - The Registrant's point-to-multipoint data service offers customers "always on" dedicated bandwidth with the speed and bandwidth to meet any data transmission objective. This fixed wireless service utilizes a plug-and-play wireless Ethernet product line, which offers quick installation, fast performance and hardware compatibility. It offers simple plug-and-play wireless Internet connections offering customers optimum performance and money saving solutions by allowing virtually any type of stationary PC device to be connected to a LAN in minutes.

     Wireless Point-to-Point - The Registrant's point-to-point wireless Ethernet bridges provide a variety of plug-and-play solutions to the growing demand for transparent, reliable, and economical high-speed network interconnectivity. The company's solutions deliver flexibility, reliability, and interoperability with existing networks. The solution is easy to install and hassle-free, making it the ideal solution for all wide-area network extensions, remote access, and interconnect applications utilizing standard Ethernet interfaces.

     Wireless Local Area Networks - The Registrant provides a durable, high-speed data transfer system that utilizes superior echo path management and one of the best RF echo tolerance systems in the industry. This system is effective in all environments including high signal noise and in densely obstructed areas and delivers speeds ranging from 1 Mbps to 11 Mbps with future speeds increasing to 54 Mbps. Its performance makes the company LAN well suited and safe for deployment in a wide range of markets and network applications.

     Dedicated Backbone Connectivity Services - Connectivity is a key area to address when providing a complete communications solution.
The Registrant is able to provide a wide range of connectivity solutions to the customer's premises via high-speed wireless or dedicated wired connection. The method adopted will be dependent on project location, existing connectivity requirements and availability.

     The Registrant can provide VPN utilizes quality of service ("QoS") solution to develop private wide area network solutions that link multiple facilities together as part of an integrated solution. These services can be provided on a local, state or national level as
needed. Provide   network integration by providing independent
assessment of network needs and requirements. Expertise with various computer environments allow for the most cost effective, manageable, and user-friendly system to fit a particular business's needs.

(d)  Employees.

     The Registrant currently has five full time employees engaged in marketing, sales, accounting, and in general administration. The Registrant also from time to time retains a number of marketing and sales consultants or agents to support its grassroots marketing efforts nationwide and in local communities.

ITEM 2. DESCRIPTION OF PROPERTY

     The Registrant leases offices of approximately 800 square feet in Marina Del Rey, California under a month-to-month lease. The monthly rent is approximately $2,000. The Registrant owns equipment and furnishings totaling approximately $20,000.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On July 17, 2002, an action was filed against the Registrant in the High Court of the Hong Kong Special Administrative Region, Court of First Instance: Skyhub Asia Holdings Limited v. 5G Wireless Communications Inc., Action No. 2767. In this action, the plaintiff alleges breach of contract in connection with an agreement between the plaintiff and the Registrant, dated May 19, 2001 (see Exhibit 2.4 to this Form 10-KSB), and seeks monetary damages in the amount of $919,400 and interest. The Registrant has filed an answer to this complaint, and asserted certain counterclaims against the plaintiff, including fraud and breach of contract. The Registrant believes that this case is without merit, but is unable to take any position at this time as to the likely outcome of the matter. The Registrant intends to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following by written consent of the directors on September 30, 2002:

     (a) A proposal to amend the articles of incorporation to increase the authorized shares of common stock of the Registrant to 800,000,000;

     (b) A proposal to amend the articles of incorporation so that an increase in the authorized capital stock of the Registrant can be approved by the board of directors without shareholder consent; and

     (c) A proposal to amend the articles of incorporation so that a decrease in the issued and outstanding common stock of the Registrant (a reverse split) can be approved by the board of directors without shareholder consent.

     The Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant for such actions. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State to effect these changes was made on January 21, 2003 (a date which is more than twenty days after the filing of a Definitive Information Statement with the Securities and Exchange Commission and its mailing to shareholders of record from whom the company did not seek consent).

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board (under the symbol "FGWC"; prior to February 12, 2001 the symbol was "TSMK") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                            High          Low

Quarter Ended December 31, 2002             0.01          0.004
Quarter Ended September 20, 2002            0.02          0.009
Quarter Ended June 30, 2002                 0.05          0.02
Quarter Ended March 31, 2002                0.08          0.03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001


                                            High          Low

Quarter Ended December 31, 2001             0.12          0.02
Quarter Ended September 20, 2001            0.15          0.02
Quarter Ended June 30, 2001                 0.52          0.13
Quarter Ended March 31, 2001 *              0.78          0.31

* The Registrant's common stock commenced trading on the Bulletin Board on January 9, 2001.

Holders of Common Equity.

     As of April 17, 2003, there were approximately 104 shareholders of record of the Registrant's common stock.

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

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered securities during the fiscal year ended on December 31, 2002:

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

     (b) On February 13, 2002, the Registrant issued 16,000,000 shares of common stock, which have been deposited into an escrow account held by Joseph LaRocco, Esq. pursuant to the terms of the debenture offering until further notice (see Exhibit 4.6 to this Form 10-QSB). An interest in these shares is secured by a security agreement in favor of the investors (see Exhibit 4.7 to this Form 10-QSB).

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

     (g) Between April 1, 2002 and June 24, 2002, the Registrant issued a total of 9,704,523 shares of common stock to nine individuals and companies for various consulting services to be performed for the Registrant.

     (h) On April 7, 2002, the Registrant sold 2,000,000 shares of common stock to J.T. Tucker Inc., an accredited investor, for $100,000 ($0.05 per share).

     (i) On April 10, 2002, the Registrant issued 1,184,523 shares of common stock to Wireless Xtream Technologies Inc., a company controlled by the chief operating officer of the Registrant, in settlement of past due amounts owed to this company for services rendered to the Registrant for the period of July 1, 2001 to December 31, 2001. These shares were valued at $0.045 per share.

     (j) On April 24, 2002, the Registrant issued 10,000 shares of common stock to an employee under the terms of an employment agreement; these shares were never released to this employee since he left the company thereafter. The shares have now been cancelled and returned to the treasury.

     (k) On May 23, 2002, the Registrant issued 875,000 shares of common stock to Dutchess Private Equities Fund, L.P. as consideration for the execution of a settlement agreement and mutual release between the parties. These shares were valued at $0.054 per share. This settlement concerned a Private Equity Line of Credit entered into on July 18, 2000 between the Registrant, on the one hand, and DRH Investment Company, L.L.C. and Dutchess Private Equities Fund, L.P. on the other. Under this agreement, the Registrant agreed to sell, and DRH and Dutchess L.P. to purchase, from time to time, up to $10,000,000 of its common stock. The Registrant later determined not to proceed with this agreement. Under this agreement, and as an inducement to Dutchess L.P. to provide financing, the Registrant had agreed to pay that firm a commitment fee 440,140 shares of Registrant common stock that was to be registered in a Form SB-2 (later withdrawn).

     (l) Between June 8, 2002 and June 17, 2002, the Registrant sold a total of 2,033,332 shares of common stock to six individuals and one company for a total consideration of $46,500 (prices varying from $0.015 to $0.025 per share).

     (m) On June 24, 2002 the Registrant sold a total of 953,304 shares of common stock to two accredited investors (one-half to each) for a total consideration of $200,000 ($0.2098 per share).

     (n) On June 24, 2002, the Registrant issued the following warrants to each of the two individuals who purchased stock as discussed in subparagraph (g) above pursuant to consulting agreements between those individuals and the Registrant: A warrants to purchase 500,000 shares of Registrant common stock at $0.25 per shares and a warrant to purchase 500,000 shares at $0.50, with no adjustments on account of any stock split. These warrants are exercisable upon issuance and for a period of two years thereafter.

     (o) On July 18, 2002, the Registrant cancelled a total of 2,400,000 shares of common stock in connection with a Mutual Release Agreement, dated February 15, 2002 between the Registrant and Peteson Investment Pte. Lt. Under this agreement, all contractual parties were released from any liabilities that may be associated with the acquisition activities.

     (p) At various times from August 6, 2002 to December 9, 2002, the Registrant issued a total of 25,837,326 shares of common stock in connection with conversion of convertible debentures issued by the Registrant on February 12, 2002 (see Exhibit 4.4 to this Form 10-QSB). The original debentures issued to two investors were broken up to a total of 11 investors. The shares issued were valued between $0.0048 and $0.0176.

     (q)  On September 29, 2002, the Registrant issued a total of
1,089,985 shares of common stock to two consultants for services rendered to the company, valued at a total of $32,700 ($0.03 per share).

     (r) On October 9, 2002 and October 10, 2002, the Registrant issued a total of 913,333 shares of common stock to two individuals pursuant to a finder agreement between each of those individuals and the company, valued at $5,780 (average of $0.0063 per share). On the later date, the Registrant also issued 476,652 shares of common stock to one individual for services to be rendered to the company under a consulting agreement.

     (s)  On October 15, 2002, the Registrant issued a total of
1,527,047 shares of common stock to eight employees of the company as compensation for a decrease in salary, valued at $10.689 ($0.007 per share).

     (t) On November 30, 2002, the Registrant issued 100,000 shares of common stock in lieu of the payment of rent on an office space for the company, valued at $500 ($0.005 per share). On that date, the Registrant also issued 2,806,154 shares of common stock, valued at $14,031 ($0.005 per share), under a mutual release agreement between the Registrant and Jones Broadband International.

     All these offerings were made under Rule 506 of Regulation D by the fact that:

     - the sales were made to sophisticated or accredited investors, as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each of the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each of the purchasers of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 6.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     The Registrant will utilize its wireless platform to extend services to locations currently under serviced or not serviced at all by the cable and DSL providers. The platform will reduce overall cost by as much as 40% over other wireless providers and allow us to be profitable in areas that will not be serviced by others because of the capital requirements.

     To date, the Registrant has built a wireless network in New York State, California and Florida. In New York State, which was has been the research and development area for the company, we anticipate very minimal growth in subscribers as we develop new wireless solutions that are developed and tested in the controlled environment in Sidney and Bainbridge New York. Additional tower locations and bridging locations have been added in 2002 to service clients in Binghamton, Johnson City and Vestal. To facilitate additional growth, the Registrant entered into a Licensing agreement with a territory partner to market the Registrant service, unfortunately this relationship faltered in late 2002 and resulted in a demand notice being issued and a termination of the agreement by the Registrant. The Registrant is currently reviewing all remedies and legal options. The Registrant has also moved network equipment from Sidney, NY to co-location facilities to provide better security and redundancy for the clients. However, the Sidney facility will continue to be used as a point of presence.

     In 2003, the company anticipates to more than quadrupling its coverage area in California to include Marina Del Rey, Santa Monica, Culver City, Century City, Hollywood and San Fernando Valley and expects to expand its services in Garden Grove and Orange County.

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

     The Registrant is also delivering VoIP wireless services as part of a test facility in Florida. The Registrant has had success thus far and plans to make technical improvements to perfect the system for consumer use with a launch expected in 2003.

     The Registrant is also looking at a series of smaller companies to acquire or to enter into a joint venture to increase our penetration into new markets and to establish a new bases of operation. In addition, the company is seeking relationships with ISP's who would like to offer broadband services to their subscriber base and are willing to oversee the expansion as local operators in a given territory.

     The Registrant's research and development will focus on developing new technology capable of delivering higher bandwidth capacity over the existing network as well as development of a voice over IP service for both business and residential users. In addition the company will consider additional applications for patents in addition to the one that has already been submitted to the U.S. Patent and Trademark Office.

     The Registrant plans to expand its network through the negotiations with a number of building management companies, tower suppliers, and site acquisition companies to assist in the timely rollout of our network. Costs for these locations can vary widely depending on the capacity requirements and equipment needed to service that particular area.

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

     The Registrant has devoted substantial resources to the
build out of its networks with limited resources applied to its marketing programs. As a result, the Registrant has historically experienced operating losses and negative cash flow. These operating losses and negative cash flows may continue through additional periods, however, the Registrant is currently focusing on several new areas of expansion, including the development of a new market strategy, establishing a credit line, expanding their network and
hiring more technicians to service their networks.   The Registrant
intends to implement these new developments starting in 2003.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has only a limited record of revenue-producing operations under its current plan of business. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $6,446,987 for the fiscal year ended December 31, 2001 and $6,189,924 for the fiscal year ended December 31, 2002. At December 31, 2002, the
Registrant had an accumulated deficit of $12,711,430.

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

(e)  The Registrant's Intellectual Property Protection May Be
Inadequate to Protect Its  Proprietary Rights.

     The Registrant has submitted an application to the U.S. Patent and Trademark Office (see Exhibit 99.2 to this Form 10-KSB) in connection with a utility patent. The Registrant uses the term "5G Wireless" in connection with its products and services. The Registrant believes that its trademarks and copyrights, trade name and the signature look have significant value and are important to the marketing and promotion of the Registrant and its products and services. Although the Registrant believes that its trademarks and copyrights do not and will not infringe trademarks or violate proprietary rights of others, it is possible that existing trademarks and copyrights may not be valid or that infringement of existing or future trademarks or proprietary rights may occur. In the event the Registrant's trademarks or copyrights infringe trademarks or proprietary rights of others, the Registrant may be required to change its name or obtain a license. There can be no assurance that the Registrant will be able to do so in a timely manner, on acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect on the company. In addition, there can be no assurance that the Registrant will have the financial or other resources necessary to enforce or defend a trademark infringement or proprietary rights violation action. Moreover, if the Registrant's trademarks or copyrights infringe the trademarks or proprietary rights of others, it could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Registrant.

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

(j)  Control by Officers and Directors Over Affairs of the
Company May Override Wishes of Other Stockholders.

     The Company's officers and directors beneficially own approximately 15% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

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

(o)  Shares Eligible For Future Sale.

     Approximately 24,000,000 of the 29,740,385 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on April 15, 2003, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Randy Simpson, CPA, P.C., was dismissed. This dismissal was approved by the Board of Directors.
This firm audited the Registrant's financial statements for the fiscal years ended December 31, 2000 and 2001. The accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on April 15, 2003, the firm of Michael Deutchman, CPA has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

     On January 10, 2002, all of the current directors of the Registrant (except for Robert Kirish) were appointed to the board of directors. Subsequently on that date, all of the former directors of the Registrant, Messrs. Tan, Schwabe, and Lajeunesse, resigned from the Board of Directors. Mr. Kirish was appointed to the board of directors on January 22, 2002. None of the resigning directors had any disagreement with the Registrant on any matter relating to the Registrant's operations, polices or practices and have requested that any such matters be disclosed. Mr. Kirish resigned from the board of directors on October 5, 2002; Mr. Boudewyn was appointed as a director and treasurer on that date.

Directors and Executive Officers.

(a)  Jerry Dix, President/Chief Executive Officer/Director.

     Mr. Dix, age 56, has been in the wireless industry since 1994 and was a pioneer in the pre-paid cellular industry with Globalwise Communications and Prepaid Technologies. In 1995, Dix and his partner launched PrePay Technologies, a wholly owned subsidiary of Globalwise Communications. PrePay Technologies was developed with proprietary technology that enabled PrePay Technology to deliver a prepaid wireless platform as a re-seller for AirTouch in San Diego, California. In 1996, Mr. Dix helped found Satellite Control Technologies, a publicly traded company with patented one and two-way paging technologies, where he worked until being named president and chief executive officer of the Registrant in January 2002. Mr. Dix helped develop and launch the AlphaTrak locating and control system that utilizes this patented technology combined with GPS technology to locate assets in North America.

(b)  Brian Corty, Secretary/Chief Technology Officer/Director

     Mr. Brian Corty, age 32, joined the Registrant in January 2002. Mr. Corty is the former President of Wireless Think Tank, Inc., a high-speed wireless Internet provider. Prior to working with Wireless Think Tank, Inc., Mr. Corty gained significant wireless experience.
At Darwin Networks from 2000 to 2002, where Mr. Corty served as Director of RF Engineering, he designed and built a standard wireless point of presence for national deployment. He co-founded Last Mile Corp. in 1999 after co-founding PA Wireless in 1998 and B&C Enterprises/Fishnet in 1990. Mr. Corty is credited with deployment of one of the first east coast wireless Internet service provider and has acquired several patent in the high-speed wireless industry.

(c)  Don Boudewyn, Assistant Secretary/Treasurer/Chief Operating
Officer/Executive Vice President/Director.

     Mr. Boudewyn, age 38, has held his current position with the Registrant since January 2002. He has held various positions with the Registrant, including president and vice president of international sales since founding the Registrant in 2000. From October 1998 to October 2000, Mr. Boudewyn served as a major account executive and business development manager for Celterra Vancouver Ltd., where he was responsible for sales, marketing and business development strategies for a national fiber optic network. Prior to his experience in the communications arena, Mr. Boudewyn worked in real estate from July 1986 to October 1998.

Compliance with Section 16(a) of the Securities Exchange Act.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that the following report on Form 4 was not timely filed in 2002: A Form 4 for March 16, 2002 to reflect the transfer by bone-fide gift by Mr. Dix of a total of 766,668 shares of his common stock to certain family members. This transaction has now been reported under a Form 5 for 2002, which was not timely filed, that has been prepared and filed with the SEC. The Registrant is unaware of any other required reports that were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

                          Summary Compensation Table.

     The following table sets forth the compensation earned for services rendered during the fiscal years indicated by each of the persons who served as the chief executive officer of the Registrant, or persons discharging comparable duties, and to the executive officers of the Registrant whose compensation exceeded $100,000, for each of the three years in the period ended December 31, 2002.



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

Jerry Dix,     2002     $62,423    0         0            $498,553         0             0         0
CEO

Brian Corty    2002     $64,808    0         0            $598,263         0             0         0
Secretary

Don Boudewyn   2002     $29,778    0         0            $ 27,500         0             0         0
COO

Michael Tan    2001     $38,500    0         0            $364,200         0             0         0
CEO

Michael Smith  2000        0       0         0                0            0             0         0
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of April 17, 2003 (194,889,259 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner              of Beneficial       Class
                                                     Owner (1)

Common Stock    Steve Lipman                       13,955,348 (2)       7.16%
                2921 North Tenaya Way
                Suite 234
                Las Vegas, Nevada 89128

Common Stock    Brian Corty                        13,867,182           7.12%
                2921 North Tenaya Way
                Suite 234
                Las Vegas, Nevada 89128

Common Stock    Jerry Dix                          13,188,680 (3)       6.77%
                2921 North Tenaya Way
                Suite 234
                Las Vegas, Nevada 89128

Common Stock    Don Boudewyn                       2,684,523 (4)        1.38%
                2921 North Tenaya Way
                Suite 234
                Las Vegas, Nevada 89128

Common Stock    Shares of all directors and      29,740,385            15.26%
                executive officers as a group (3
                persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) 106,666 of the shares held by Mr. Lipman are actually held in the name of Market Force, Inc., a company jointly controlled by Messrs. Lipman and Dix (this firm owns a total of 213,332 shares).

(3) These shares are actually held in the name of Jerry Dix and Karen Dix, joint tenants with right of survivorship. 106,666 of the shares held by Mr. Dix are actually held in the name of Market Force, Inc., a company jointly controlled by Messrs. Lipman and Dix (this firm owns a total of 213,332 shares)

(4)  1,184,523 of the total are held in the name of Wireless
Xstream Technologies Ltd., a company controlled by Mr. Boudewyn.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below:

     (a) On March 6, 2001, the Registrant and 5G Partners entered into a Memorandum of Understanding under which the original agreement was amended, changing the total number of shares issued from 150,000 shares to 750,000 shares (to compensate 5G for the $74,000 that was not paid). On March 20, 2001, the partners in 5G Partners were issued 150,000 shares of the Registrant's common stock, in lieu of the agreed upon 750,000 shares; however, in March 2002 the shares were issued to each of the three partners, with an additional to 50,000 shares per each recipient.

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

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.
Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     There were no reports on Form 8-K filed during fourth quarter of the fiscal year ended on December 31, 2002.

Index to Financial Statements                                           Page

Independent Auditor's Report                                              35

Consolidated Balance Sheets as of
December 31, 2002 and December 31, 2001                                   36

Consolidated Statements of Losses for the
years ended December 31, 2002 and December 31, 2001                       37

Consolidated Statement of Stockholders' Deficit for the
years ended December 31, 2002 and December 31, 2001                       38

Consolidated Statements of Cash Flows for the
years ended December 31, 2002 and December 31, 2001                       39

Notes to Consolidated Financial Statements                                40

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5G Wireless Communications, Inc.


Dated: May 7, 2003                     By: /s/  Jerry Dix
                                       Jerry Dix, Chief Executive
                                       Officer/President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                    Title                                 Date

/s/  Jerry Dix           Chief Executive                         May 7, 2003
Jerry Dix                Officer/President/Director

/s/  Brian Corty         Secretary/Director                      May 7, 2003
Brian Corty

/s/  Don Boudewyn        Assistant Secretary/Treasurer           May 7, 2003
Don Boudewyn             (principal financial and
                         accounting officer)/Chief
                         Operating Officer/Director

                                CERTIFICATIONS

I, Jerry Dix, certify that:

1. I have reviewed this annual report on Form 10-KSB of 5G Wireless Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003                          /s/ Jerry Dix
                                            Jerry Dix, Chief Executive
                                            Officer/President


I, Don Boudewyn, certify that:

1. I have reviewed this annual report on Form 10-KSB of 5G Wireless Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003                          /s/  Don Boudewyn
                                            Don Boudewyn, Assistant
                                            Secretary/Treasurer/Chief
                                            Operating Officer


                            Michael Deutchman
                        Certified Public Accountant
                        350 Fifth Avenue, Suite 3304
                          New York, New York 10118
                               (212) 971-1308

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
5G Wireless Communications, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheets of 5G Wireless Communications, Inc. and its wholly-owned subsidiary (the "Company) as of December 31, 2002 and 2001 and the related consolidated statement of losses, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on them based upon my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the
Company will continue as a going concern.   During the years ended
December 31, 2002 and December 31, 2001, the Company incurred net losses of $6,189,924 and $6,446,987 respectively. In addition, the Company's net cash used in operating activities was $ 800,570 and $277,371 for the years ended December 31, 2002 and December 31, 2001, respectively, and the Company's accumulated deficit was $12,711,430 as of December 31, 2002. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters is described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Deutchman
Michael Deutchman
Certified Public Accountant
New York, New York
April 30, 2003


              5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                           December       December
                                                 31, 2002       31, 2001

Current Assets
     Cash                                        $    5,463     $    213
     Accounts Receivable                             54,092            -
     Less: Allowance for doubtful accounts          (30,500)
     Other assets                                    15,850          300
          Total Current Assets                       44,905          513

Fixed Assets
     Computer and Related Equipment                 193,425        1,754
     Accumulated Depreciation                       (62,664)        (217)
               Total Assets                         176,666        2,053

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                               160,416        49,889
     Accrued liabilities                            230,610        24,000
     Loans and Notes Payable                         33,749             -
     Convertible Debentures                         323,724       280,000
          Total Current liabilities                 748,499       353,889

Commitments and Contingencies (I)                         -             -

Stockholders' deficit
     Preferred Stock $.001 par
value; authorized
10,000,000 shares; no shares
outstanding at December 31, 2001 and 2002                 -             -
Common Stock , .001 par value;
authorized
150,000,000 at December 31, 2001
and 800,000,000 at December 31,
2002 41,168,668 issued and
outstanding at December 31, 2001
and 164,947,457 issued and
outstanding at December 31, 2002                    164,947        41,168
     Paid in Capital                             11,974,650     6,128,502
     Accumulated Deficit                        (12,711,430)   (6,521,506)
          Total Stockholders Deficit               (571,833)     (351,836)
               Total Liabilities and
Stockholders' Deficit                               176,666          2,053

         See Accompanying Notes to Consolidated Financial Statements

              5G WIRELESS COMMUNICATIONS, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF LOSSES

                                               Year Ended     Year Ended
                                                December      December
                                                31, 2002      31, 2001

Revenues:
     Licensing                                 $         -   $          -
     Services                                       50,583              -
     Other                                          19,515              -

                                                    70,098

Expenses:
     Selling General and Administrative          6,194,109      5,946,770
     Depreciation and Amortization                  62,447            217
     Commitment Fee                                      -        500,000
          Total                                  6,256,556      6,446,987

          Operating Loss                        (6,186,458)    (6,446,987)

Interest Expense                                     3,466          7,320

Net Loss (Basic and Fully Diluted)              (6,189,924)    (6,446,987)

Net Loss per Common Share                            (0.05)         (0.29)

Weighted Average Common Shares Outstanding     123,669,675      20,337,262

        See Accompanying Notes to Consolidated Financial Statements

              5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT


<CAPTION
                                                    Common
                                     Common         Stock         Paid-In        Accumulated
                                     Shares         Amount        Capital           Deficit          Total
Balance January 1, 2001            12,750,490       $ 12,750      $    142,430    $   (81,840)   $  73,340

Shares Issued in Connection with
Acquisitions                       12,150,000         12,150         4,315,350                   4,327,500

Shares Issued in Exchange for
Services                           12,547,051         12,547         1,124,443               -   1,136,990

Shares Issued for Cash              3,721,127          3,721           276,579               -     280,300

Prior Period adjustment                                                269,700           7,321     277,021

Net Loss                                    -              -                 -      (6,446,987) (6,446,987)

Balance At December 31, 2001       41,168,668         41,168         6,128,502      (6,521,506)   (351,836)

Shares Issued and not canceled
for Peterson Acquisition            8,400,000          8,400           604,800                     613,200

Shares Issued In Exchange for
Services                           82,573,370         82,573         4,275,666                   4,358,239

Shares Issued in Exchange For
Debt                               25,837,126         25,837           180,438                     206,275

Shares Issued for Cash              2,033,332          2,034           476,630                     478,664

Other Transactions                  4,934,961          4,935           308,614                     313,549

Net Loss                                    -              -                 -     (6,189,924)  (5,927,329)

Balance at December 31, 2002      164,947,457        164,947        11,974,650    (12,711,430)    (309,238)


                 See Accompanying Notes to the Financial Statements

                  5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Year Ended     Year Ended
                                                December      December
                                                31, 2002      31, 2001

Cash Flows Used In Operations:
  Net Loss                                     $(6,189,924)   $(6,446,987)
  Expenses not requiring cash outlay:
     Depreciation                                   62,447            217
     Deposit Expensed                                              74,000
     Common Stock issued for Acquisitions          613,200      4,327,500
     Common Stock issued for Compensation        4,358,239      1,136,990
     Common Stock Issued for Commitment Fee
      and related expenses                                        557,020
  Changes in Assets and Liabilities:
      Increase in Accounts Receivable              (54,092)
      Increase in Other Assets                     (15,550)
      Increase in Other Liabilities                 77,473
      Increase in Deposits                               -           (300)
      Increase in Accrued Expenses                 206,610         24,000
      Increase in Accounts Payable                 110,527         49,889
      Net Cash Used in Operating Activities       (831,070)      (277,371)

Cash Flows Provided By Investing Activities
  Capital Expenses-Computers                       (20,680)        (1,757)
      Net Cash Used in Investing Activities        (20,680)        (1,757)

Cash Flows Used In Financing Activities
Issuance of Convertible Debentures                 250,000        280,000
Common stock Issued For Cash                       596,500
Increase in advances from Shareholders                   -           (935)
      Net Cash provided From
Financing Activities                               846,500        279,065

Net increase (decrease) in cash                      5,250            (63)

Cash and Equivalents at Beginning of Period            213            276

Cash and Equivalents at End of Period                5,463            213

Supplemental Disclosures of Cash Flow
   Common Stock Issued for Conversion of Notes     128,407

       See Accompanying Notes to the Consolidated Financial Statements

                5G WIRELESS COMMUNICATIONS, INC AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

5G Wireless Communications, Inc. ("Company") (formerly Tesmark, Inc.) was incorporated September 10, 1979. In March of 2001, the Company merged with 5G Partners, (a private Canadian partnership), resulting in a name change.

The company provides patent pending, innovative wireless technology. The primary thrust of the Company's business model focuses on a subscriber based Internet service. Revenues are the result of licensing the technology to specific geographic areas or territories, from the delivery of broadband access to residential and business subscribers, web hosting and design, and engineering consulting services.

NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2002 and 2001, the Company incurred losses of $6,189,924 and $6,446,987, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

The Company plans to continue raising additional capital through the offering of private placements during the year ended December 31 2003.

NOTE C- CONSULTING CONTRACT

On April 27, 2002, the Company completed an acquisition with Wireless Think Tank, a privately held entity, acquiring 100% interest.
Wireless Think Tank was issued 15,387,425 shares of the Company's common stock in exchange for all the common stock of that company.

The issuance of the shares is reflected in the financial statements as compensation expense, measured at the fair market value at the date of issuance. The tangible assets of the company were not material.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly owned subsidiary all significant inter company transactions and balances have been eliminated in consolidation.

Revenue Recognition The Companies primary revenues are generated from the sale of Internet subscriptions and other related services. Subscription revenues are partially received as an up front activation fee and monthly recurring revenues that vary. Revenues are recognized as earned on a pro rata basis. Additional revenues come by way of Licensing. All licensing revenues are recognized when the earnings process has been completed. Equipment sales constitute a relative insignificant portion of the companies' revenues. They are recognized when products are delivered without any further services required.

Goodwill - Goodwill represents the purchase price of acquisitions in excess of the fair value of the assets acquired or liabilities assumed 2001 was not material. The Company adopted has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires a regular impairment evaluation rather than goodwill amortization.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Segment Information

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $30,500 at December 31, 2002.

Computers and Related Equipment The company has a series of Access Point and client Premise equipment located in New York, California and Florida State. In addition, the company has hosting facilities in New York and California and a wide range of telecommunication equipment used to service clients. The company also has purchased equipment to facilitate the expansion of our plan to deliver international and domestic VoIP services.

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over a three-year period. Parts inventories are expenses currently.

Long-Lived Assets - The Company has adopted SFAS No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Net Loss per share - The Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company incurred net losses for the periods presented, basic and diluted loss per share are the same.

Estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently issued Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer Necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the
same manner as sale-lease  transactions.   This statement also makes
technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances,
they may change  accounting  practice.   The Company does not expect
adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 46 to have a material impact, if any, on its financial position or results of operations.

In  October  2002, the FASB issued SFAS No. 147, "Acquisitions  of
Certain Financial Institutions."  SFAS No. 147 removes the requirement in SFAS  No. 72  and  Interpretation 9 thereto, to recognize and amortize any excess  of the  fair value of liabilities assumed over the fair value of tangible  and identifiable  intangible  assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the
Impairment or Disposal  of  Long-Lived Assets,"   to  include  certain
financial institution-related intangible assets. This statement is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

Advertising - The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the years ended December 31, 2002 and 2001.

Comprehensive Income - The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in
equity (net assets) during a period from non-owner sources.   Examples
of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Research and Development -The Company accounts for research and development costs in accordance with the FASB's SFAS No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Segment Information - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, intangible assets, other assets, short-term notes payable, loan payable - related party, convertible debt, accounts payable, accrued liabilities, and customer deposits, the carrying amounts approximate fair value due to their short maturities.

NOTE F - RELATED PARTY TRANSACTIONS

The Company has entered into various consulting arrangements with stockholders and board members.

NOTE G - CONVERTIBLE DEBENTURES

The convertible notes bear interest at 6% and allow conversion of the notes into restricted common stock after a one-year time frame.
Various note holders began converting portions of their notes in the third quarter of 2002 into common stock.

NOTE H - INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE I- COMMITMENTS AND CONTINGNECIES

Lease Commitments

The Company leases offices of approximately 800 square feet in Marina Del Rey, California. The terms of the lease are month to month and the approximate monthly rent is $2,000.

Employment and Consulting Agreements

The Company has several agreements with employees to provide organizational services and various consulting agreements with outside contractors

Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE H - STOCK OPTION PLAN

The Company adopted a non-qualified stock option plan for employees and consultants. The terms of the plan provide for the issuance of nonqualified incentive stock options at an exercise price to be determined by the board at based on the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is to be determined. A total of 10,000,000 shares have been reserved under the plan. No options have been granted to date.

NOTE I- WARRANTS

The Company has issued warrants during the past three years. All warrants have lapsed with the exception of three warrants. Each warrant holder has the right to purchase 1,000,000 shares of Company common stock (500,000 shares at $0.25 and 500,000 at $0.50) with no adjustment on account of a stock split.

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

3.1     Articles of Incorporation, dated September 24, 1998
        (incorporated by reference to Exhibit 3 of the Form 10-SB filed on December 15, 1999).

3.2 Certificate of Amendment to Articles of Incorporation, dated May 5, 2000 (incorporated by reference to Exhibit 3.3 of the Form SB-2 filed on January 10, 2002).

3.3 Certificate of Amendment to Articles of Incorporation, dated January 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2001).

3.4 Certificate of Amendment to Articles of Incorporation, dated January 21, 2003 (see below).

3.5     Bylaws, dated September 25, 2002 (see below).

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

10.28   Consulting Agreement between the Registrant and Service
        Group, dated July 5, 2002 (incorporated by reference to
        Exhibit 10.28 of the Form 10-QSB filed on December 3, 2002).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

99.2    Patent Application, dated March 28, 2002 (see below).