Form 10QSB
period 2003-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2003-05-23
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     As of March 31, 2003, the Registrant had 222,013,643 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET
              AS OF MARCH 31, 2003                                           3

              CONDENSED CONSOLIDATED STATEMENTS OF
              LOSSES FOR THE THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002                              4

              CONDENSED CONSOLIDATED STATEMENTS OF
              CASH FLOWS FOR THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002                              5

              NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS                                           6

     ITEM 2.  PLAN OF OPERATION                                              8

     ITEM 3.  CONTROLS AND PROCEDURES                                       15

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           17

     ITEM 5.  OTHER INFORMATION                                             17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURES                                                                  18

CERTIFICATIONS                                                              18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          5G WIRELESS COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 2003
                                    (Unaudited)

                                      ASSETS

Current Assets:
      Cash                                                            $ 27,677
      Accounts Receivable                                                9,312
       Less: Allowance for Doubtful Accounts                                 -
                                                                         9,312
       Other Assets                                                     18,159
           Total Current Assets                                         55,148

Fixed Assets
     Computers and Related Equipment                                   199,843
      Accumulated Depreciation                                         (78,782)
                                                                       121,061
                 Total Assets                                         $176,209

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                      $ 186,801
Accrued Liabilities                                                     308,696
Loans and Notes Payable                                                 156,366
Convertible Debentures                                                  257,654
                 Total Current Liabilities                              909,517

Commitments and Contingencies                                                 -

Stockholders' Deficit:
Preferred Stock, $0.001 par value;
10,000,000 authorized; no shares outstanding                                  -
Common Stock, $0.001 par value; 800,000,000
   authorized; 222,013,643 issued and
outstanding at March 31, 2003                                          222,013
Paid in Capital                                                     11,974,996
Accumulated Deficit                                                (12,930,317)
Total Stockholders' Deficit                                           (733,308)

Total Liabilities and Stockholders' Deficit                            176,209

    See Accompanying Notes to Condensed Consolidated Financial Statements

                          5G WIRELESS COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                             Three Months         Three Months
                                                Ended                Ended
                                            March 31, 2003       March 31, 2002

Revenues
     Licensing                             $            -                    -
     Services                                       4,479                    -
     Other                                         13,980                    -

                                                   18,459                    -

Expenses
     Selling General and Administrative           221,228            3,450,170
     Depreciation and Amortization                 16,118                    -
               Total                              237,346            3,450,170

Net Loss Basic and Fully Diluted                 (218,887)          (3,450,170)

Net Loss Per Common Share                          (0.001)               (0.05)

Weighted Average Common Shares Outstanding    191,486,552           75,088,064

      See Accompanying Notes to Condensed Consolidated Financial Statements

                             5G WIRELESS COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                             Three Months         Three Months
                                                Ended                Ended
                                            March 31, 2003       March 31, 2002

Cash (Used) in  From Operating Activities   $     (22,243)       $    (106,799)
Cash (Used) in Investing Activities                (2,543)            (106,109)
Cash Flows from Financing Activities               47,000              253,200
Net Increase in Cash                               22,214               40,292
Cash At The Beginning of the Period                 5,463                  213
Cash At The End of the Period                      27,677               40,505

Supplemental Disclosures:
   Income Taxes paid for the period                     -                    -

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         5G WIRELESS COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements of 5G Wireless Communications, Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's Form 10-KSB.

Business and Basis of Presentation

The Company was incorporated on September 10, 1979. In March of 2001, the Company merged with 5G Partners, (a private Canadian partnership), resulting in a name change to the current name.

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

Recently issued Accounting Pronouncements

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

     The Registrant has incurred losses from operations: $6,446,987 for the fiscal year ended December 31, 2001, $6,189,924 for the fiscal year ended December 31, 2002, and $218,887 for the three months ended March 31, 2003. At March 31, 2003, the Registrant had an accumulated deficit of $12,930,317.

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

(e)  The Registrant's Intellectual Property Protection May Be
Inadequate to Protect Its Proprietary Rights.

     The Registrant has submitted an application to the U.S. Patent and Trademark Office (see Exhibit 99.2 to this Form 10-QSB) in connection with a utility patent. The Registrant uses the term "5G Wireless" in connection with its products and services. The Registrant believes that its trademarks and copyrights, trade name and the signature look have significant value and are important to the marketing and promotion of the Registrant and its products and services. Although the Registrant believes that its trademarks and copyrights do not and will not infringe trademarks or violate proprietary rights of others, it is possible that existing trademarks and copyrights may not be valid or that infringement of existing or future trademarks or proprietary rights may occur. In the event the Registrant's trademarks or copyrights infringe trademarks or proprietary rights of others, the Registrant may be required to change its name or obtain a license. There can be no assurance that the Registrant will be able to do so in a timely manner, on acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect on the company. In addition, there can be no assurance that the Registrant will have the financial or other resources necessary to enforce or defend a trademark infringement or proprietary rights violation action. Moreover, if the Registrant's trademarks or copyrights infringe the trademarks or proprietary rights of others, it could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Registrant.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On July 17, 2002, an action was filed against the Registrant in the High Court of the Hong Kong Special Administrative Region, Court of First Instance: Skyhub Asia Holdings Limited v. 5G Wireless Communications Inc., Action No. 2767. In this action, the plaintiff alleges breach of contract in connection with an agreement between the plaintiff and the Registrant, dated May 19, 2001 (see Exhibit 2.4 to this Form 10-QSB), and seeks monetary damages in the amount of $919,400 and interest. The Registrant has filed an answer to this complaint, and asserted certain counterclaims against the plaintiff, including fraud and breach of contract. The Registrant believes that this case is without merit, but is unable to take any position at this time as to the likely outcome of the matter. The Registrant intends to vigorously defend this action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Specific Sales.

     The Registrant sold the following securities without registration (restricted) during the three months ended March 31, 2003:

     (a) At various times from January 8, 2003 to March 28, 2003, the Registrant issued a total of 27,828,540 shares of common stock in connection with conversion of convertible debentures issued by the Registrant on February 12, 2002 (see Exhibit 4.4 to this Form 10-QSB). The original debentures issued to two investors were broken up to a total of 11 investors. The shares issued were valued between $0.0015 and $0.003.

     (b) On January 29, 2003, the Registrant issued 400,000 shares to one individual for accounting services, valued at $2,800 ($0.007 per share). On this date, the Registrant also issued 3,000,000 shares of common stock to one company as office rent, valued at $21,000 ($0.007 per share).

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 23, 2003                    /s/ Jerry Dix
                                       Jerry Dix, Chief Executive
                                       Officer/President

Dated: May 23, 2003                    /s/  Don Boudewyn
                                       Don Boudewyn, Assistant
                                       Secretary/Treasurer/Chief
                                       Operating Officer


                                CERTIFICATIONS

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

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 23, 2003                    /s/ Jerry Dix
                                       Jerry Dix, Chief Executive
                                       Officer/President


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

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 23, 2003                    /s/  Don Boudewyn
                                       Don Boudewyn, Assistant
                                       Secretary/Treasurer/Chief
                                       Operating Officer

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

3.4 Certificate of Amendment to Articles of Incorporation, dated January 21, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10-KSB filed on May 8, 2003).

3.5 Bylaws, dated September 25, 2002 (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed on May 8, 2003).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

99.2 Patent Application, dated March 28, 2002 (incorporated by reference to Exhibit 99.2 of the Form 10-KSB filed on May 8, 2003).