Form 10QSB
period 2003-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2003-08-14
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     As of June 30, 2003, the Registrant had 249,324 036 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No  X   .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 2003                                             3

              CONDENSED CONSOLIDATED STATEMENTS OF
              LOSSES FOR THE SIX AND THREE MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                                 4

              CONDENSED CONSOLIDATED STATEMENTS OF
              CASH FLOWS FOR SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                                 5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            6

     ITEM 2.  PLAN OF OPERATION                                               8

     ITEM 3.  CONTROLS AND PROCEDURES                                        15

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

     ITEM 5.  OTHER INFORMATION                                              17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                   18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         5G WIRELESS COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2003
                                  (Unaudited)

                                     ASSETS
Current Assets
  Cash                                                            $   16,009

  Accounts Receivable, Net of $5,900 Allowance
for Doubtful Accounts                                                  6,182

  Prepaid Expenses and Deposits                                      139,990

                                                                     162,181
Property and Equipment, at Cost                                      205,287
Accumulated Depreciation                                             (95,210)
  Net Property and Equipment                                         110,077
              Total Assets                                           272,258

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Loans and Notes Payable                                             216,827
  Accounts Payable                                                    240,171
  Accrued Liabilities                                                 347,448
     Total Current Liabilities                                        804,446

5% Convertible Debentures                                             250,000

Commitments and Contingencies
Stockholders' Deficiency
  Preferred Stock, $0.001 Par Value; 10,000,000
Shares Authorized;
     None Issued or Outstanding                                             -
  Common Stock $0.001 Par Value; 800,000,000
Shares Authorized;
     249,324 036, Issued and Outstanding                              249,324
  Additional Paid-in Capital                                       12,723,724
  Accumulated Deficit                                             (13,755,236)
      Net Stockholders' Deficiency                                   (782,188)
              Total Liabilities and
Stockholders' Deficiency                                              272,258

      See Accompanying Notes to Condensed Consolidated Financial Statements

                        5G WIRELESS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Six Months          Three Months
                                           Ended                Ended
                                          June 30,              June 30,
                                    2003        2002       2003       2002

Revenues
Equipment Sales                      $   54,306    $     - $   40,326 $    -
Services                                 17,333      6,011     12,854  6,011
Total Revenues                           71,639      6,011     53,180  6,011
Cost of Revenues                         57,256      2,437     57,256  2,437
Gross Profit (Loss)                      14,383      3,574     (4,076) 3,574
Selling, General and
Administrative Expenses                 825,091  3,071,256   603,863 (378,841)
Depreciation and Amortization            32,545        236    16,427      218
Total Operating Expenses                857,636  3,071,492   620,290 (378,623)
Operating Income (Loss)                (843,253)(3,067,918) (624,366) 382,197
Gain on Disposition of Assets             2,235          -     2,235        -
Interest Income                              43          -        43        -
Interest Expense                         (4,746)    (4,453)   (4,746)  (4,398)
Net Income (Loss)                      (845,721)(3,072,371) (626,834) 377,799
Income (Loss) per Common Share
 (Basic and Fully Dilutive)               (0.00)     (0.03)    (0.00)    0.01

Weighted Average Common Shares
Outstanding                      212,114,509 110,000,000 232,515,786 75,088,064

     See Accompanying Notes to Condensed Consolidated Financial Statements


                           5G WIRELESS COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            2003         2002

Cash Flows Used in Operating Activities                  $(176,788)  $(536,592)

Cash Flows Provided by (Used in)
Investing Activities                                         4,256     (26,715)

Cash Flows Provided by Financing
Activities                                                 183,078     673,229

Net Increase (Decrease) in Cash                             10,546     109,922

Cash at Beginning of Period                                  5,463         213

Cash at End of Period                                       16,009     110,135

      See Accompanying Notes to Condensed Consolidated Financial Statements


                             5G WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 3003
                                       (Unaudited)

NOTE A - BUSINESS AND BASIS OF PRESENTATION

     5G Wireless Communications, Inc. ("5G Wireless") was incorporated in September 1979. In March 2001, the Company merged with 5G Partners, a private Canadian partnership, resulting in a name change to the current name.

     In April 2002, 5G Wireless acquired Wireless Think Tank
("WTT"), a privately held entity, acquiring a 100% interest. The stockholders of Wireless Think Tank were issued 15,387,425 shares of 5G Wireless' common stock in exchange for all the common stock of that company. The issuance of the shares was recognized in the condensed consolidated financial statements as $769,371 of compensation expense, measured at the fair market value of the newly-issued common stock at the date of issuance, as management determined that the fair value of the tangible assets of WTT were not material. The accompanying condensed consolidated financial statements include results of WTT operations from the date of acquisition. Pro forma information concerning this acquisition is included in Form 8-K/A filed June 26, 2003.

     5G Wireless provides patent pending, innovative wireless technology which is best known for its recent breakthroughs in extending the distance, user capacity and non-line-of-sight reception of wireless services based on 802.11b (Wi-Fi) standards. 5G Wireless is focused on Wireless Internet Service Providers, University and Business Campuses, and Municipalities to create large and efficient Wireless LAN's and WAN's, with far less equipment and expense than competitors. Revenues are the result of sales of equipment and subscriber based Internet service.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the annual audited financial statements included in Form 10-KSB as of and for the year ended December 31, 2002, during the years ended December 31, 2002 and 2001, 5G Wireless incurred losses of $6,189,924 and $6,446,987, respectively. In addition, 5G Wireless' cash flow requirements have been met by the generation of capital through private placements of 5G Wireless' common stock. Assurance cannot be given that this source of financing will continue to be available to 5G Wireless and demand for 5G Wireless' equity instruments will be sufficient to meet its capital needs. If 5G Wireless is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

     These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should 5G Wireless be unable to continue as a going concern. 5G Wireless' continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

     Management plans to continue raising additional capital through the offering of private placements during the remainder of the year ended December 31 2003.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General.

     The accompanying unaudited condensed consolidated financial statements of 5G Wireless Communications, Inc., a Nevada corporation, and its wholly-owned subsidiary WTT (together, the "Company"), have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-QSB and Item 310 to Regulation S-B, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions are eliminated in consolidation. The results of operations and cash flows for the periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's Form 10-KSB.

Use of Estimates in the Preparation of Financial Statements.

     The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates are incorporated herein by reference to the Company's consolidated financial statements as of and for the year ended December 31, 2002 as presented in Form 10-KSB.

Reclassifications.

     Certain balances reported in the Company's March 31, 2003, June 30, 2002 and December 31, 2002 consolidated financial statements have been reclassified to conform to the presentation herein.

Recently issued Accounting Pronouncements.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financing Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not intend to change to the fair value method.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," that amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. Management does not expect adoption of SFAS No. 149 to have a material impact, if any, on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," that requires companies to classify as liabilities financial instruments that embody unconditional obligations of the company to redeem or repurchase the instrument, transfer assets or settle by issuing a variable number of equity shares under certain circumstances. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of an interim period of adoption.
This statement is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions. Management does not expect adoption of SFAS No. 150 to have a material impact, if any, on its financial position or results of operations.

NOTE C - STOCK TRANSACTIONS

Preferred Stock.

     No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Common Stock.

     During the three months ended June 30, 2003 5G Wireless issued 13,390,416 shares to professional consultants for services and 17,419,977 shares for conversion of all 6% convertible debentures, and canceled 3,500,000 shares that were previously outstanding.

NOTE D - RECENT DEVELOPMENTS

     Since June 30, 2003 5G Wireless has issued 2,220,000 shares of common stock to professional consultants for services, and 432,080 shares of common stock to an officer per an employment agreement.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of 5G Wireless and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     5G Wireless provides patent pending, innovative wireless technology which is best known for its recent breakthroughs in extending the distance, user capacity and non-line-of-sight reception of wireless services based on 802.11b (Wi-Fi) standards. 5G Wireless is focused on Wireless Internet Service Providers, University and Business Campuses, and Municipalities to create large and efficient Wireless Local Area Networks ("LAN's") and Wide Area Networks ("WAN's"), with far less equipment and expense than competitors.

     5G Wireless markets both outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of 8 miles or more in fixed wireless configurations or up to 1 mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. Based on work in connection with a pending patent in the areas of antenna design and wireless packet switching, the systems can more readily penetrate buildings and trees than competitors, and can handle up to 1000 users.

     The indoor product shares many of the same strengths regarding user capacity and penetration of objects, but is designed for lower power, lower cost, and indoor distances up to 2,500 feet. Both products provide unmatched security at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment.

     Because of these advantages, 5G Wireless is enabling new customers to put together wireless networks with fewer components that cost less, perform better, and provide shorter returns on invested capital.

     In 2002 5G Wireless has built a wireless ISP network in New York State and California. The New York State area focused on expanding services as a WISP as well as being a research and development area for 5G Wireless that will continue for the foreseeable future.

     5G Wireless has expanded its coverage area in California and quadrupled its coverage area to include Marina Del Rey, Santa Monica, Culver City, and Century City. These areas have seen an increase in the number of subscribers the company has as part of a local WISP (Wireless Internet Service Provider). The company plans to maintain this network to showcase a variety of unique network application such as Voice Over Internet Protocol ("VoIP") and WiFi hotzones while continuing to add additional clients to the network.

     5G Wireless intends to focus on WISP's, university and business campuses, and municipalities to create large and efficient wireless LAN's and WAN's, with far less equipment and expense than competitors.

     5G Wireless may also enter into a series of joint venture and/or partnership arrangements to allow for a quicker penetration in key vertical markets and to establish a new bases of operation. In addition, the company is seeking relationships with other WISP's who would like to offer broadband services to their subscriber base.

     5G Wireless' research and development will focus on developing new technology capable of delivering higher bandwidth capacity over the existing network as well as development of a voice over IP service for both business and residential users. In addition the company will consider additional applications for patents in addition to the one that has already been submitted to the U.S. Patent and Trademark Office.

     To facilitate this growth, 5G Wireless intends to acquire additional sales representatives, telemarketers, engineers and technicians to service and maintain its networks. There will also be a need to increase sales and support staff to ensure continued growth and maintenance of the company's high quality of service. These numbers may vary depending on the rollout time frames, capital costs, and any acquisition of staff from any potential company acquisitions.

     5G Wireless has devoted substantial resources to the build out of its networks with limited resources applied to its marketing programs. As a result, 5G Wireless has historically experienced operating losses and negative cash flow. These operating losses and negative cash flows may continue through additional periods, however, 5G Wireless is currently focusing on several new areas of expansion, including the development of a new market strategy, establishing a credit line, expanding its networks and hiring more technicians to service its networks.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     5G Wireless has had limited prior operations to date. Since 5G Wireless' principal activities to date have been limited to organizational activities, research and development, and prospect development, it has only a limited record of revenue-producing operations under its current plan of business. Consequently, there is only a limited operating history upon which to base an assumption that 5G Wireless will be able to achieve its business plans. In addition, 5G Wireless has only limited assets. As a result, there can be no assurance that 5G Wireless will generate significant revenues in the future; and there can be no assurance that 5G Wireless will operate at a profitable level. If 5G Wireless is unable to obtain customers and generate sufficient revenues so that it can profitably operate, 5G Wireless' business will not succeed. Accordingly, 5G Wireless' prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     5G Wireless has incurred losses from operations: $6,446,987 for the fiscal year ended December 31, 2001, $6,189,924 for the fiscal year ended December 31, 2002, and $845,721 for the six months ended June 30, 2003. At June 30, 2003, 5G Wireless had an accumulated deficit of $13,755,236.

     As a result of the fixed nature of many of the company's expenses, 5G Wireless may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of 5G Wireless' products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on 5G Wireless' operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of 5G Wireless will continue to be significant. Management anticipates, based on currently proposed assumptions relating to its operations, that it cannot continue its operations without securing additional financing. Management anticipates, at the present time, that it will need to raise up to $10,000,000 in the next twelve months to implement its sales and marketing strategy and grow. In the event that 5G Wireless' plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     Regardless of whether 5G Wireless' cash assets prove to be inadequate to meet the company's operational needs, management might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, 5G Wireless may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in 5G Wireless.

(c)  Substantial Competition May Affect Ability to Sell Products.

     5G Wireless may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the wireless industry have greater experience, resources, and managerial capabilities than 5G Wireless and may be in a better position than the company to obtain access to attract customers.
There are a number of larger companies that will directly compete with 5G Wireless. Such competition could have a material adverse effect on 5G Wireless' profitability or viability.

(d)  5G Wireless' Success Will Depend on Its Ability to Develop
Products and Services That Keep Pace with Technological Advances.

     The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wire line industries. 5G Wireless' success will depend to a substantial degree on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our high-speed service and new products that meet changing customer requirements and evolving industry standards. For example, increased data rates provided by wired data access technologies, such as digital subscriber lines, may affect customer perceptions as to the adequacy of our service and may also result in the widespread development and acceptance of applications that require a higher data transfer rate than our high-speed service provides. 5G Wireless' technology or systems may become obsolete upon the introduction of alternative technologies. If 5G Wireless does not develop and introduce new products and services in a timely manner, it may lose users to competing service providers, which would adversely affect its business and results of operations.

(e) 5G Wireless' Intellectual Property Protection May Be Inadequate to Protect Its Proprietary Rights.

     5G Wireless has submitted an application to the U.S. Patent and Trademark Office (see Exhibit 99 to this Form 10-QSB) in connection with a utility patent. 5G Wireless believes that its trademarks and copyrights, trade name and the signature look have significant value and are important to the marketing and promotion of the company and its products and services. Although 5G Wireless believes that its trademarks and copyrights do not and will not infringe trademarks or violate proprietary rights of others, it is possible that existing trademarks and copyrights may not be valid or that infringement of existing or future trademarks or proprietary rights may occur. In the event 5G Wireless' trademarks or copyrights infringe trademarks or proprietary rights of others, the company may be required to change its name or obtain a license. There can be no assurance that 5G Wireless will be able to do so in a timely manner, on acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect on the company. In addition, there can be no assurance that 5G Wireless will have the financial or other resources necessary to enforce or defend a trademark infringement or proprietary rights violation action. Moreover, if 5G Wireless' trademarks or copyrights infringe the trademarks or proprietary rights of others, it could, under certain circumstances, become liable for damages, which could have a material adverse effect on the company.

     5G Wireless also relies on trade secrets and proprietary know-how and employs various methods to protect its concepts, ideas and concepts in development. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to 5G Wireless' know-how, concepts, ideas and documentation. Furthermore, although 5G Wireless has or expects to have confidentiality and non-competition agreements with its employees, and appropriate consultants, there can be no assurance that such arrangements will adequately protect the company's trade secrets or that others will not independently develop products similar to that of the company.

(f)  Other External Factors May Affect Viability of Registrant.

     The industry of 5G Wireless in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by 5G Wireless will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of 5G Wireless. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of 5G Wireless will likely have an adverse effect on the company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in 5G Wireless not receiving an adequate return on invested capital.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     5G Wireless' success is dependent upon the hiring of key administrative personnel. Only 5G Wireless' three officers have employment agreements with the company; therefore, there can be no assurance that other personnel will remain employed by 5G Wireless, or that the three officers will remain after the termination of such agreements. Should any of these individuals cease to be affiliated with 5G Wireless for any reason before qualified replacements could be found, there could be material adverse effects on the company's business and prospects. In addition, management has no experience is managing companies in the same business as 5G Wireless.

     In addition, all decisions with respect to the management of 5G Wireless will be made exclusively by the officers and directors of the company. Shareholders of 5G Wireless will only have rights associated with such ownership to make decisions that affect the company. The success of 5G Wireless, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the company unless he or she is willing to entrust all aspects of the management of 5G Wireless to the officers and directors.

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     5G Wireless' Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the company for monetary damages arising from a breach of their fiduciary duties as directors. In addition, 5G Wireless' Bylaws provide that the company shall indemnify the officers, directors, and employees in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding, or in connection with any appeal therein that such officer, director or employee is liable for gross negligence or misconduct in the performance of his duties. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by 5G Wireless in covering any liability of such persons or in indemnifying them.

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of 5G Wireless. As a result, certain conflicts of interest may exist between 5G Wireless and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to 5G Wireless. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to 5G Wireless, any proposed investments for its evaluation.

(j)  Control by Officers and Directors Over Affairs of the
Company May Override Wishes of Other Stockholders.

     The Company's officers and directors beneficially own approximately 12% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(k)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of 5G Wireless, and the minority shareholders will not be able to elect a representative to the company's board of directors.

(l)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of 5G Wireless' business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of 5G Wireless, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(m) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of 5G Wireless. The common stock of 5G Wireless is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of 5G Wireless' securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell 5G Wireless' common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(n)  Effects of Failure to Maintain Market Makers.

     If 5G Wireless is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance 5G Wireless will be able to maintain such market makers.

(o)  Shares Eligible For Future Sale.

     Approximately 24,000,000 of the 29,740,385 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of 5G Wireless (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, 5G Wireless' business strategies, continued growth in the company's markets, projections, and anticipated trends in the company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on 5G Wireless' expectations and are subject to a number of risks and uncertainties, certain of which are beyond the company's control. 5G Wireless cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for 5G Wireless' products, competitive pricing pressures, changes in the market price of ingredients used in 5G Wireless' products and the level of expenses incurred in 5G Wireless' operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. 5G Wireless' disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the end of the period covered by this report, 5G Wireless carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of 5G Wireless' President. Based upon that evaluation, they concluded that 5G Wireless' disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the company's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in 5G Wireless' internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, 5G Wireless' most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments 5G Wireless uses in applying these most critical accounting policies have a significant impact on the results 5G Wireless reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, 5G Wireless is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against 5G Wireless has been threatened.

     On July 17, 2002, an action was filed against 5G Wireless in the High Court of the Hong Kong Special Administrative Region, Court of First Instance: Skyhub Asia Holdings Limited v. 5G Wireless Communications Inc., Action No. 2767. In this action, the plaintiff alleges breach of contract in connection with an agreement between the plaintiff and 5G Wireless, dated May 19, 2001 (see Exhibit 2.4 to this Form 10-QSB), and seeks monetary damages in the amount of $919,400 and interest. 5G Wireless has filed an answer to this complaint, and asserted certain counterclaims against the plaintiff, including fraud and breach of contract. 5G Wireless believes that this case is without merit, but is unable to take any position at this time as to the likely outcome of the matter. 5G Wireless intends to vigorously defend this action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     5G Wireless sold the following securities without registration (restricted) during the three months ended June 30, 2003:

     (a) At various times from April 3, 2003 to June 27, 2003, 5G Wireless issued a total of 8,984,166 shares of common stock to three individuals and two companies for consulting services rendered to 5G Wireless. These services were valued at a total of $194,400 (average price of $0.0126 per share).

     (b) On April 30, 2003, 5G Wireless issued 10,000,000 shares of common stock to one company in conversion of a $50,000 debt owed by 5G Wireless to this firm (valued at $0.005 per share).

     (c) At various times from May 4, 2003 to May 30, 2003, 5G Wireless issued a total of 7,419,977 shares of common stock in connection with conversion of convertible debentures issued by 5G Wireless on February 12, 2002 (see Exhibit 4.4 to this Form 10-QSB). The original debentures issued to two investors were broken up to a total of 11 investors. The shares issued were valued between $0.003 and $0.0205 per share.

No commissions were paid in connection with any of these sales.
These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated or accredited investor as defined in Rule 502;

     - 5G Wireless gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which 5G Wireless possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, 5G Wireless advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither 5G Wireless nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - 5G Wireless exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

     On June 24, 2003, 5G Wireless cancelled a total of 3,100,000 restricted shares of common stock originally issued to one individual and one company in connection with rent to be paid by 5G Wireless; they decided not to accept such shares in lieu of the rent payments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K filed on April 16, 2003 to report a change in 5G Wireless' certifying account.

     (b) An amended Form 8-K filed on June 26, 2003 to report on the audited financial statements of Wireless Think Tank, as well as pro forma financial information in connection with this acquisition.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2003                 /s/ Jerry Dix
                                       Jerry Dix, Chief Executive Officer


Dated: August 14, 2003                 /s/  Don Boudewyn
                                       Don Boudewyn, Executive Vice
                                       President/Assistant
                                       Secretary/Treasurer

                                       EXHIBIT INDEX

Number                                 Description

2.1 Agreement and Plan of Reorganization and Merger between Tesmark, Inc., an Idaho corporation, and 5G Wireless (formerly know as Tesmark, Inc.), a Nevada corporation, dated November 10, 1998 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 15, 1999).

2.2 Acquisition Agreement between 5G Wireless, and Richard Lejeunesse, Curtis Mearns, and Don Boudewyn, a partnership (known as 5G Partners), dated December 15, 2000, as amended (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 14, 2001).

2.3 Share Purchase Agreement between 5G Wireless, and Sea Union Industries Pte. Ltd., Richard Lajeunesse, Rita Chou, Peter Chen, Yeo Lai Ann, Tan Lam Im, Choa So Chin, Tan Ching Khoon, Tan Sek Toh, and 5G Wireless Communication Pte. Inc. (formerly known as Peteson Investment Pte Ltd.), dated May 5, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K filed on June 5, 2001).

2.4     Purchase Agreement between 5G Wireless and Skyhub Asia
        Holdings Limited, eVision USA.com, and eBanker USA.com, dated May 19, 2001 (incorporated by reference to Exhibit 2.4 of the Form 10-KSB filed on April 18, 2002).

2.5     Definitive Acquisition Agreement between 5G Wireless and
        Wireless Think Tank, dated April 30, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on August 13, 2002).

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

4.4 Form of Subscription Agreement Between 5G Wireless and investors, dated February 12, 2002 (including the following exhibits: Exhibit A: Form of Notice of Conversion; Exhibit
       B: Form of Registration Rights Agreement; Exhibit C: Form of Debenture; and Exhibit D: Form of Opinion of Registrant's
       Counsel) (the following to this agreement have been omitted:
       Exhibit E: Board Resolution; Schedule 3(A): Subsidiaries;
       Schedule 3(C): Capitalization; Schedule 3(E): Conflicts;
       Schedule 3(G): Material Changes; Schedule 3(H): Litigation;
       Schedule 3(L): Intellectual Property; Schedule 3(N): Liens;
       and Schedule 3(T): Certain Transactions) (incorporated by reference to Exhibit 4.4 of the Form 10-QSB filed on May 20, 2002).

4.5 Escrow Agreement between 5G Wireless, First Union Bank, and May Davis Group, Inc., dated February 12, 2002 (incorporated by reference to Exhibit 4.5 of the Form 10-QSB filed on May 20, 2002).

4.6    Form of Escrow Agreement between 5G Wireless, Joseph B.
       LaRocco, Esq., and investors, dated February 12, 2002
       (incorporated by reference to Exhibit 4.6 of the Form 10-QSB filed on May 20, 2002).

4.7 Security Agreement (Stock Pledge) between 5G Wireless and investors, dated February 12, 2002 (incorporated by reference to Exhibit 4.7 of the Form 10-QSB filed on May 20, 2002).

4.8 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated June 1, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on June 26, 2003).

10.1 Employment Agreement between 5G Wireless and Jerry Dix, dated February 1, 2002 (incorporated by reference to Exhibit
       10.12 of the Form 10-KSB filed on April 18, 2002).

10.2 Employment Agreement between 5G Wireless and Don Boudewyn, dated February 1, 2002 (incorporated by reference to Exhibit
       10.13 of the Form 10-KSB filed on April 18, 2002).

10.3 Consulting Services Agreement between 5G Wireless and Steve Lipman, dated February 6, 2002 (incorporated by reference to
       Exhibit 10.14 of the Form 10-KSB filed on April 18, 2002).

10.4 Consulting Services Agreement between 5G Wireless and Robert Kirish, dated February 6, 2002 (incorporated by reference to
       Exhibit 10.15 of the Form 10-KSB filed on April 18, 2002).

10.5 Employment Agreement between 5G Wireless and Brian Corty, dated March 1, 2002 (incorporated by reference to Exhibit
       10.16 of the Form 10-KSB filed on April 18, 2002).

10.6   Employment Agreement Amendment between 5G Wireless and Don
       Boudewyn, dated April 1, 2002 (incorporated by reference to
       Exhibit 10.17 of the Form 10-KSB filed on April 18, 2002).

10.7   Consulting Services Agreement between 5G Wireless and Air
       Communications, Inc., dated February 18, 2002 (incorporated by reference to Exhibit 10.18 of the Form 10-QSB filed on August 27, 2002).

10.8 Consulting Services Agreement between 5G Wireless and Asher Avitan, dated May 1, 2002 (incorporated by reference to
       Exhibit 10.19 of the Form 10-QSB filed on August 27, 2002).

10.9   Consulting Services Agreement between 5G Wireless and Marc
       J. Burling, dated May 1, 2002 (incorporated by reference to
       Exhibit 10.20 of the Form 10-QSB filed on August 27, 2002).

10.10  Consulting Agreement between 5G Wireless and VMarketing
       Ltd., dated May 1, 2002 (incorporated by reference to
       Exhibit 10.21 of the Form 10-QSB filed on August 27, 2002).

10.11  Consulting Services Agreement between 5G Wireless and Dan
       Bell, dated May 1, 2002 (incorporated by reference to
       Exhibit 10.22 of the Form 10-QSB filed on August 27, 2002).

10.12  Consulting Agreement between 5G Wireless and MONBARR
       Holdings, dated May 20, 2002 (incorporated by reference to
       Exhibit 10.23 of the Form 10-QSB filed on August 27, 2002).

10.13  Consulting Services Agreement between 5G Wireless and Paul
       Levinson, dated May 24, 2002 (incorporated by reference to
       Exhibit 10.24 of the Form 10-QSB filed on August 27, 2002).

10.14 Consulting Services Agreement between 5G Wireless and Donna Buys, dated June 12, 2002 (incorporated by reference to
       Exhibit 10.26 of the Form 10-QSB filed on August 27, 2002).

10.15 Consulting Services Agreement between 5G Wireless and Curtis Mearns, dated June 17, 2002 (incorporated by reference to
       Exhibit 10.27 of the Form 10-QSB filed on August 27, 2002).

10.16 Consulting Services Agreement between 5G Wireless and Jones Family Trust, dated June 20, 2002 (incorporated by reference to Exhibit 10.28 of the Form 10-QSB filed on August 27, 2002).

10.17 Consulting Agreement between 5G Wireless and Service Group, dated July 5, 2002 (incorporated by reference to Exhibit
       10.28 of the Form 10-QSB filed on December 3, 2002).

21     Subsidiaries of 5G Wireless (incorporated by reference to
       Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

31.1   Rule 13a-14(a)/15d-14(a) Certification (see below).

31.2   Rule 13a-14(a)/15d-14(a) Certification (see below).

32     Section 1350 Certification (see below).

99 Patent Application, dated March 28, 2002 (incorporated by reference to Exhibit 99.2 of the Form 10-KSB filed on May 8, 2003).