Form 10QSB/A
period 2003-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2003-11-17
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

         OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                                 COMMISSION FILE NUMBER: 0-28581

                               5G WIRELESS COMMUNICATIONS, INC.
                  (Exact name of registrant as specified in its charter)

                 Nevada                                          82-0351882
(State or jurisdiction of incorporation                       (I.R.S. Employer
            or organization)                                Identification No.)

      4136 Del Rey Avenue, Marina Del Rey, California            90292
          (Address of principal executive offices)             (Zip Code)

                   Registrant's telephone number:  (310) 754-3784

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

     As of June 30, 2003, the Registrant had 249,324,036 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X .

     The Registrant, by this Form 10-QSB/A, amends Part I, Items 1 and 2, and Part II, Items 5 and 6.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE
              SHEET (RESTATED) AS OF JUNE 30, 2003                         3

              CONDENSED CONSOLIDATED STATEMENTS OF
              LOSSES (RESTATED) FOR THE SIX AND THREE
              MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002                 4

              CONDENSED CONSOLIDATED STATEMENTS OF
              CASH FLOWS FOR SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                              5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6

     ITEM 2.  PLAN OF OPERATION                                           10

     ITEM 3.  CONTROLS AND PROCEDURES                                     17

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         19

     ITEM 5.  OTHER INFORMATION                                           19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            20

SIGNATURES                                                                21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                        5G WIRELESS COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET (JUNE 30, 2003)
                                   (Unaudited)
                                    (Restated)

                                      ASSETS

Current Assets
  Cash                                                              $   16,009
  Accounts Receivable, Net of $5,900 Allowance
for Doubtful Accounts                                                    6,182
  Prepaid Expenses and Deposits                                        139,990
                                                                       162,181

Property and Equipment, at Cost                                        205,287
Accumulated Depreciation                                              (111,610)
  Net Property and Equipment                                            93,677
              Total Assets                                             255,858

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Loans and Notes Payable                                              116,827
  Accounts Payable                                                     240,171
  Accrued Liabilities                                                  386,448
     Total Current Liabilities                                         743,446

5% Convertible Debentures                                              250,000
9% Convertible Debentures                                              100,000

Commitments and Contingencies                                                -

Stockholders' Deficiency
  Preferred Stock, $0.001 Par Value; 10,000,000
Shares Authorized; None Issued or Outstanding                                -
  Common Stock $0.001 Par Value; 800,000,000
Shares Authorized; 249,324 036, Issued and Outstanding                 249,324
  Additional Paid-in Capital                                        12,089,762
  Accumulated Deficit                                              (13,176,674)
      Net Stockholders' Deficiency                                    (837,588)
              Total Liabilities and Stockholders' Deficiency           255,858

    See Accompanying Notes to Condensed Consolidated Financial Statements

                           5G WIRELESS COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                      (Restated)



                                                      Six Months Ended          Three Months Ended
                                                          June 30,                   June 30,
                                                      2003        2002          2003          2002
Revenues
Equipment Sales                                     $   40,326   $        -    $    26,346   $      -
Services                                                12,854        6,011          8,375      6,011

Total Revenues                                          53,180        6,011         34,721      6,011

Expenses
  Selling, General and Administrative Expenses         483,119    3,073,693        261,891   (376,404)
  Depreciation and Amortization                         32,827          236         16,709        218

Total Expenses                                         515,946    3,073,929        278,600   (376,186)

Operating Income (Loss)                               (462,766)  (3,067,918)      (243,879)   382,197

Gain on Disposition of Assets                            2,235            -          2,235          -
Interest Income                                             43            -             43          -
Interest Expense                                        (4,746)      (4,453)        (4,746)    (4,398)

Net Income (Loss)                                     (465,234)   (3,072,371)     (246,347)   377,799

Income (Loss) per Common Share
 (Basic and Fully Dilutive)                              (0.00)        (0.03)        (0.00)      0.01

Weighted Average Common Shares Outstanding         212,114,509   110,000,000   232,515,786 75,088,064



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

    See Accompanying Notes to Condensed Consolidated Financial Statements


                         5G WIRELESS COMMUNICATIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 3003
                                 (Unaudited)

NOTE A - BUSINESS AND BASIS OF PRESENTATION

5G Wireless Communications, Inc., a Nevada corporation ("5G
Wireless"), was incorporated in September 1979. In March 2001, the Company merged with 5G Partners, a private Canadian partnership, resulting in a name change to the current name.

In April 2002, 5G Wireless acquired Wireless Think Tank ("WTT"), a privately held entity, acquiring a 100% interest. The stockholders of Wireless Think Tank were issued 15,387,425 shares of 5G Wireless' common stock in exchange for all the common stock of that company.
The issuance of the shares was recognized in the condensed consolidated financial statements as $769,371 of compensation expense, measured at the fair market value of the newly-issued common stock at the date of issuance, as management determined that the fair value of the tangible assets of WTT were not material. The accompanying condensed consolidated financial statements include results of WTT operations from the date of acquisition. Pro forma information concerning this acquisition is included in a Form 8-K/A filed on June 26, 2003.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the annual audited financial statements included in Form 10-KSB as of and for the year ended December 31, 2002, during the years ended December 31, 2002 and 2001, 5G Wireless incurred losses from operations of $6,189,924 and $6,446,987, respectively. In addition, 5G Wireless' cash flow requirements have been met by the generation of capital through private placements of 5G Wireless' common stock. Assurance cannot be given that this source of financing will continue to be available to 5G Wireless and demand for 5G Wireless' equity instruments will be sufficient to meet its capital needs. If 5G Wireless is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General.

The accompanying unaudited condensed consolidated financial statements of 5G Wireless, and its wholly-owned subsidiary WTT (together, "Company"), have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-QSB and Item 310 to Regulation S-B, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

NOTE C - RESTATEMENT

The balance sheet of 5G Wireless as of September 30, 2003, and its statements of operations for the six months and three months ended June 30, 2003, have been restated due to certain errors. These arose from clerical errors in compiling the financial statements, and overstatements in valuing services rendered for stock; the overstatements in turn resulted from the valuations being made as of the date of issuance of the stock rather than the date of the particular contracts for the services. In addition, $100,000 of convertible debt was originally classified as loans and has been reclassified as convertible debt. Operating loss for the six months and three months ended June 30, 2003 have both been reduced by $380,487 by the correction of these errors. Net loss for the six months and three months ended June 30, 2003 have also been reduced by $380,487 as a result of the correction of these errors. Net loss per share as disclosed was not affected either for the six months ended June 30, 2003 or for the three months ended June 30, 2003.

NOTE D - STOCK TRANSACTIONS

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

NOTE E - RECENT DEVELOPMENTS

Subsequent to June 30, 2003, 5G Wireless issued 2,220,000 shares of common stock to professional consultants for services, and 432,080 shares of common stock to an officer per an employment agreement.

ITEM 2.  PLAN OF OPERATION.

     Item 303 of Regulation S-B provides that small business issuers that have not had revenues from operations in each of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in the disclosure document, shall provide the information regarding a plan of operation. 5G Wireless had total revenue from operations for the fiscal year ended December 31, 2002 in the amount of $70,098, all but $6,011 of which occurred in the second half of that fiscal year. Although 5G Wireless did have revenue from operations in the six months ended June 30, 2003 in the amount of $71,639, the company has chosen to set forth a plan of operation in this Form 10-QSB because of the size of these revenue figures and the fact that all the current fiscal year's revenue, except for $18,459, has come in the three months ended June 30, 2003.

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

     In 2002 5G Wireless built a wireless ISP network in New York State and California. The New York State area focused on expanding services as a wireless Internet service provider ("WISP"), as well as being a research and development area for 5G Wireless that will continue for the foreseeable future.

     5G Wireless has expanded its coverage area in California and quadrupled its coverage area in that state to include Marina Del Rey, Santa Monica, Culver City, and Century City. These areas have seen an increase in the number of subscribers the company has as part of a local WISP. The company plans to maintain this network to showcase a variety of unique network application such as voice over Internet protocol ("VoIP") and WiFi hotzones while continuing to add additional clients to the network.

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

     5G Wireless has incurred net losses from operations: $6,446,987 for the fiscal year ended December 31, 2001, $6,186,458 for the fiscal year ended December 31, 2002, and $462,766 for the six months ended June 30, 2003. At June 30, 2003, 5G Wireless had an accumulated deficit of $13,176,674.

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

(o)  Shares Eligible For Future Sale.

     Approximately 24,000,000 of the 29,740,385 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of 5G Wireless (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     On April 30, 2003, the immediate prior independent auditor for 5G Wireless, Michael Deutchman, Certified Public Accountant, issued his Independent Auditor's Report. This Report was issued with respect to an audit of the balance sheets of 5G Wireless as of December 31, 2002 and 2001, and the related consolidated statement of losses, deficiency in stockholders' equity, and cash flows for the years then ended. There are discrepancies between the financial statements of 5G Wireless for the year ended December 31, 2001 as audited by Mr. Deutchman and the financial statements of the company for the year then ended as audited by the previous independent auditor, Randy Simpson, CPA, P.C. (this audit is referenced in Mr. Simpson's Independent Auditor's Report dated April 12, 2002).

     Management of 5G Wireless has on numerous occasions attempted to contact Mr. Deutchman, who was dismissed by the company as of July 31, 2003, to discuss these discrepancies. Upon a determination as to the nature of the discrepancies between the two audits, and after consultation with the Registrant's current independent auditor, management of 5G Wireless will then make a decision regarding the amendment of a Form 10-KSB and Form 10-QSB's.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K filed on April 16, 2003 to report a change in 5G Wireless' certifying accountant.

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


Dated: November 14, 2003               /s/ Jerry Dix
                                       Jerry Dix, Chief Executive Officer


Dated: November 14, 2003               /s/  Don Boudewyn
                                       Don Boudewyn, Executive Vice
                                       President/Assistant
                                       Secretary/Treasurer


                                   EXHIBIT INDEX

Number                             Description

1     Agency Agreement between 5G Wireless and May Davis Group,
      Inc., dated April 1, 2003 (see below).

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

4.9 Form of Subscription Agreement Between 5G Wireless and investors (including the following exhibits: Exhibit A: Form of Debenture ; Exhibit B: Form of Notice of Conversion; Exhibit C: Form of Opinion; and Exhibit D: Subscription Procedures) (the following schedules have been omitted:
      Schedule 3(a): Subsidiaries; Schedule 3(c): Capitalization;
      Schedule 3(e): Conflicts; Schedule 3(g): Material Changes;
      Schedule 3(h): Litigation; Schedule 3(l): Intellectual Property; Schedule 3(n): Liens; and Schedule 3(t): Certain Transactions) (see below).

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