Form 10QSB
period 2003-09-30
5 G WIRELESS COMMUNICATIONS INC
filed 2003-11-24
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of September 30, 2003, the Registrant had 273,850,239 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X .

                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET
              AS OF SEPTEMBER 30, 2003                                      3

              CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                     4

              CONDENSED CONSOLIDATED STATEMENTS OF
              CASH FLOWS FOR NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                     5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11

     ITEM 3.  CONTROLS AND PROCEDURES                                      19

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            19

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    20

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20

     ITEM 5.  OTHER INFORMATION                                            20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             21

SIGNATURES                                                                 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           5G WIRELESS COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2003
                                     (Unaudited)

                                       ASSETS

Current Assets
Cash                                                               $   12,649
Accounts Receivable, Net of $3,260 Allowance for
Doubtful Accounts                                                      31,891
Inventory                                                               4,500
Prepaid Expenses and Deposits                                         103,510
Total Current Assets                                                  152,550

Property and Equipment, at Cost                                       206,401
Accumulated Depreciation                                             (128,037)
Net Property and Equipment                                             78,364
Total Assets                                                         $230,914

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loans and Notes Payable - Short Term                                   79,971
Accounts Payable                                                      361,478
Accrued Liabilities                                                   501,250
Total Current Liabilities                                             942,699

Long Term Loan Payable                                                 50,000
Convertible Debentures and Notes                                      204,675

Commitments and Contingencies
Stockholders' Deficiency
Preferred Stock, $0.001 Par Value; 10,000,000 Shares
Authorized; None Issued or Outstanding                                      -
Common Stock, $0.001 Par Value; 800,000,000 Shares
Authorized; 273,850,239 Issued and Outstanding                        273,850
Additional Paid-In Capital                                         12,836,432
Accumulated Deficit                                               (14,076,742)
Net Stockholders' Deficiency                                         (966,460)
Total Liabilities and Stockholders' Deficiency                    $   230,914

See Accompanying Notes to Condensed Consolidated Financial Statements

                          5G WIRELESS COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                     For the Three Months           For the Nine Months
                                                            Ended                          Ended
                                                         September 30,                 September 30,
                                                     2003             2002         2003            2002
Revenues
Equipment Sales                                      $   53,830      $       -     $   94,156    $       -
Service                                                  15,434         22,180         28,288       28,191
Total Revenues                                           69,264         22,180        122,444       28,191

Expenses
Recovery on Settlement                                        -       (864,000)             -   (2,016,000)
Selling, General and Administrative Expenses            882,144        349,235      1,365,263    4,557,677
Discontinued Operations                                  62,000              -         62,000
Depreciation and Amortization                            16,427          7,860         49,254        8,097
Total Operating Expense                                 960,571       (506,905)     1,476,517    2,549,774

Operating Income (Loss)                                (891,307)       529,085     (1,354,073)  (2,521,583)

Other Income (Expense)
Gain on Disposition of Assets                                 -              -          2,235            -
Interest Income                                              31              -             74            -
Interest Expense                                         (8,802)        (4,343)       (13,548)     (17,196)

Total Other Income (Expense)                             (8,771)        (4,343)       (11,239)     (17,196)

Net Income (Loss)                                      (900,078)       524,742     (1,365,312)  (2,538,779)

Income (Loss) per Common Share (Basic and Fully
Diluted)                                                 ( 0.00)          0.01          (0.01)       (0.17)

Weighted Average Common Shares Outstanding          265,580,199     75,088,064    229,710,079   15,017,424


See Accompanying Notes to Condensed Consolidated Financial Statements

                             5G WIRELESS COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                    For the Nine Months Ended
                                                          September 30,
                                                    2003                 2002

Cash Flows Used In Operating Activities             $  (242,179)     $(736,016)

Cash Flows Provided by (Used in) Investing
Activities                                                3,143        (80,777)

Cash Flows Provided by (Used in) Financing
Activities                                              246,222        856,136

Net Increase in Cash                                      7,186         39,342

Cash at Beginning of Period                               5,463            213

Cash at End of Period                                    12,649         39,555

See Accompanying Notes to Condensed Consolidated Financial Statements


                         5G WIRELESS COMMUNICATIONS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 3003
                                  (Unaudited)

NOTE A - BUSINESS AND BASIS OF PRESENTATION

5G Wireless Communications, Inc., a Nevada corporation ("5G
Wireless"), was incorporated in September 1979. In March 2001, the Company merged with 5G Partners, a private Canadian partnership, resulting in a name change to the current name.

In April 2002, 5G Wireless acquired Wireless Think Tank ("WTT"), a privately held entity, acquiring a 100% interest. The stockholders of Wireless Think Tank were issued 15,387,425 shares of 5G Wireless' common stock in exchange for all the common stock of that company.
The issuance of the shares was recognized in the June 30, 2002 condensed consolidated financial statements as $769,371 of compensation expense, measured at the fair market value of the newly-issued common stock at the date of issuance, as management determined that the fair value of the tangible assets of WTT were not material. The accompanying condensed consolidated financial statements include results of WTT operations from the date of acquisition. Pro forma information concerning this acquisition is included in a Form 8-K/A filed on June 26, 2003.

5G Wireless provides patent pending, innovative wireless technology which is best known for its recent breakthroughs in extending the distance, user capacity and non-line-of-sight reception of wireless services based on 802.11b (Wi-Fi) standards. 5G Wireless is focused on wireless Internet service providers, university and business campuses, and municipalities to create large and efficient wireless local area networks (LAN')s and wide area networks (WAN's), with far less equipment and expense than competitors. 5G Wireless' revenues to date are the result of sales of equipment and subscriber based Internet service.

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

Management plans to continue raising additional capital through a variety of fund raising methods during the remainder of the year ended December 31, 2003 and in fiscal year 2004, and the Company intends to pursue all fundraising alternatives in this regard. The Company may also consider a variety of potential partnership and/or strategic alliances to strengthen its financial position.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General.

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed consolidated financial statements of 5G Wireless, and its wholly-owned subsidiary WTT (together, "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Stock-Based Compensation Arrangements.

The Company issues shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statements of operations.

Inventory.

Inventory is valued at the lower of cost and market value. It is comprised solely of parts used in the assembly of wireless radio systems.

Reclassifications.

Certain balances reported in the Company's June 30, 2003, September 30, 2002 and December 31, 2002 consolidated financial statements have been reclassified to conform to the presentation herein.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 has not had any impact on the Company's financial statements as management uses the fair value of goods and services received to determine the number of shares to issue.

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

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses when an arrangement with multiple revenue-generating deliverables should be divided into separate units of accounting and, if so, how the arrangement consideration should be allocated. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of EITF Issue No. 00-21 on July 1, 2003 did not have a material effect on its results of operations or financial position.

NOTE C - SECURITY TRANSACTIONS

Preferred Stock.

No shares of preferred stock have been issued or are outstanding.
Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Common Stock.

5G Wireless issued 12,000,000 restricted shares of its common stock, valued at $0.36 per share, in connection with a merger with Peteson Investments Pte. Ltd of Singapore in October 2001. The companies mutually agreed to terminate the merger. Terms of the release provided for the return of 6,000,000 shares previously issued; the remaining shares remain issued in compensation pursuant to the Mutual Release Agreement for the principals of Peteson assuming the liabilities incurred in the proposed merger and start up of operations of approximately $400,000. 5G Wireless received 5,600,000 of the 6,000,000 shares to be returned as of September 30, 2002. The financial statements for the nine months ended September 30, 2002 reflect the reversal of the acquisition expense previously recorded in October, 2001. In July, 2002 2,400,000 shares were returned and cancelled with a credit of $864,000 to recovery on settlement being reflected in the three months ended September 30, 2002. 3,200,000 shares were similarly returned in the second quarter of 2002 resulting in a credit of $1,152,000 to recovery on settlement in the three months ended June 30, 2002.

During the three months ended September 30, 2003, 5G Wireless issued 432,080 shares of common stock to its president, Peter Trepp, in connection with his employment agreement with the Company that was based at price of $0.029 per share.

At various times during the three months ended September 30, 2003, 5G Wireless issued a total of 11,892,625 shares of common stock in connection with conversion of convertible debentures issued by 5G Wireless on February 12, 2002. The shares issued were valued at $95,141 ($0.008 per share).

Subordinated Promissory Notes.

During the three months ended September 30, 2003, 5G Wireless agreed to terms with four investors, one that is the president of the company, Peter Trepp, to loan the company a total of $135,000 under subordinated promissory notes. The subordinated promissory notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of new $2,500,000 equity financing, or into shares of common stock in the case of a change in control of Company. The notes are subordinated to all of the Company's indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on the Company's balance sheet. Each investor was issued warrants to purchase shares of the 5G Wireless' common stock equal to 40% of the amount invested in the notes.

NOTE D - RECENT DEVELOPMENTS

Between September 30, 2003 and November 14, 2003, 5G Wireless has issued 2,005,000 shares of common stock to professional consultants for services that was based on prices ranging from $0.066 to $0.109 per share.

The Company is considering paying in the first quarter of 2004 the outstanding management remuneration accruals for 2002 and 2003 totaling approximately $501,250 as of September 30, 2003. Should the Company not have adequate cash-resources to make such payments, the Company is considering satisfying the outstanding balances owed with some combination of cash and restricted shares of common stock. Any such issuance of stock would result in the dilution of the Company's issued and outstanding common shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of 5G Wireless' financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     5G Wireless provides patent pending, innovative wireless technology which is best known for its recent breakthroughs in extending the distance, user capacity and non-line-of-sight reception of wireless services based on 802.11b (Wi-Fi) standards. 5G Wireless is focused on manufacturing products and developing solutions for wireless Internet service providers, university and business campuses, governments and municipalities to create large and efficient wireless local area networks ("LAN's") and wide area networks ("WAN's"), with far less equipment and expense than competitors.

     5G Wireless markets and sells both outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of 8 miles or more in fixed wireless configurations or up to 1 mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. Based on work in connection with a pending patent in the areas of antenna design and wireless packet switching, the company believes its systems can more readily penetrate buildings and trees than competitors, and can handle up to 1000 users.

     The indoor product shares many of the same strengths regarding user capacity and penetration of objects, but is designed for lower power, lower cost, and indoor distances up to 2,500 feet. Both products provide strong security at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment.

     Because of these advantages, 5G Wireless believes its products enable new customers to put together wireless networks with fewer components that cost less, perform better, and potentially provide a faster return on invested capital.

     5G Wireless has quadrupled its coverage area in California to include Marina Del Rey, Santa Monica, Culver City, and Century City. These areas have seen an increase in the number of subscribers while providing the company with a proof of concept for WISP (Wireless Internet Service Provider). The company plans to maintain this network for the foreseeable future to showcase our solution and to demonstrate a variety of unique network application such as voice over Internet protocol ("VoIP"), streaming video and WiFi hotzones.

     5G Wireless had built a WISP network in the New York State area serving as a test bed for new products that were developed as part of the research and development office and network. In July 2003, the company discontinued serving this area and has moved all research and development to its facilities in Marina Del Rey, California.

     5G Wireless' new research and development is in its expanded offices in Marina Del Rey California and focuses on developing new products capable of delivering higher bandwidth capacity over the existing network as well as development of a voice over IP service for both business and residential users. In addition, the company will consider additional applications for patents in addition to the two that the company has already submitted to the U.S. Patent and Trademark Office.

     To facilitate this growth, 5G Wireless intends to acquire additional sales representatives, telemarketers, engineers and technicians to service and maintain its networks as well as improve manufacturing capabilities to meet future demands. There will also be a need to increase sales and support staff to ensure continued growth and maintenance of the company's high quality of service. These numbers may vary depending on the size and scope of the projects and their intended rollout time frames. 5G Wireless may also enter into a series of joint venture, partnership or value added reseller agreements to allow for a quicker penetration in key vertical markets. In addition, the company is currently focusing on several new areas of expansion, including the development of a new market strategy focus on specific vertical markets.

     5G Wireless has devoted substantial resources to the build out of its networks and product research and development with limited resources applied to its marketing programs. As a result, 5G Wireless has historically experienced operating losses and negative cash flow. The company expects that these operating losses and negative cash flows may continue through additional periods. In addition, the company only has a limited record of revenue-producing operations and there is only a limited operating history upon which to base an assumption that it will be able to achieve its business plans.

Results of Operations.

     The results of operations reflected in this discussion include the operations of 5G Wireless for the three months and nine months ended September 30, 2003 and 2002.

(a)  Revenue.

     Revenue increased by $47,084 or approximately 212% to $69,264 for the three months ended September 30, 2003 from $22,180 for the three months ended September 30, 2002. Revenue increased by $94,253 or approximately 334% to $122,444 for the nine months ended September 30, 2003 from $28,191 for the nine months ended September 30, 2002. These increases in revenue were primarily attributable to sales of wireless radio systems in 2003, which did not occur in 2002.

(b)  Operating  Expenses.

     Total operating expenses increased by $1,467,476 to $960,571 for the three months ended September 30, 2003 from a credit of $506,905 for the three months ended September 30, 2002. This increase in expenses was primarily attributable to the recovery settlement relating to Peteson Investment Pte., Ltd., as described below. Total operating expenses decreased by $1,073,257 or approximately 42% to $1,476,517 for the nine months ended September 30, 2003 from $2,549,774 for the nine months ended September 30, 2002. The decrease in expenses was primarily due to the settlement recovery, offset by signing bonuses paid in stock to certain key members of management in 2002.

(c)  Discontinued Operations.

     During the quarter ended September 30, 2003, 5G Wireless decided to close its New York wireless ISP network and moved its research and development facilities to California. 5G Wireless established an accrual of $62,000 for costs relating to this closure.

(d)  Acquisition Agreement with Peteson Investment, Pte. Ltd.

     On March 9, 2001, 5G Wireless entered into an acquisition agreement with Peteson Investment, Pte Ltd. (Peteson), a privately held company providing wireless data solutions in Singapore. 5G Wireless agreed to assume control of Peteson after verifying, through an independent attorney in Singapore, the corporate structure and names of all its shareholders.

     On February 15, 2002, a mutual release agreement was signed by officers from both Peteson Investment Pte. Ltd. and 5G Wireless, thus releasing all contractual parties from any liabilities that may be associated with the acquisition activities. The agreement also provided for the return of 6,000,000 of the 12,000,000 shares issued per terms of the acquisition agreement, to the company. In exchange for the 6,000,000 shares of 5G Wireless' common stock remaining in Singapore, Peteson agreed to assume all responsibility for debts incurred, contracts, agreements, commitments made, and equipment purchased having to do with the acquisition or any other project engaged in, by the companies. Additionally, Peteson assumed, in accordance with the agreement, responsibility for all past and present salaries and expenses incurred by the companies' officers during the Peteson acquisition period.

     During the second quarter of 2002, 3,200,000 restricted shares of common stock were returned to treasury stock. These shares were previously issued for consulting costs in the prior year. Therefore, the reversal of these expenses in the second quarter of 2002 resulted a credit to recovery on settlement in the amount of $1,152,000. This credit created net income for the 5G Wireless in the second quarter of $377,799. A similar return of 2,400,000 shares in the third quarter resulted in $864,000 credit to recovery on settlement. The resulting credit caused 5G Wireless to have net income of $524,742 in the third quarter of 2002.

(e)  Net Loss

      5G Wireless incurred a net loss of $900,078 for the three months ended September 30, 2003, a negative change of $1,424,820 from the net income of $524,742 for the three months ended September 30, 2002. Net loss decreased by $1,173,467 or approximately 46% to $1,365,312 for the nine months ended September 30, 2003 from $2,538,779 for the nine months ended September 30, 2002.

(f)  Operating Results Can Vary.

     The operating results of 5G Wireless can vary significantly depending upon a number of factors, many of which are outside the company's control. Factors that may affect the company's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the company or by its competitors;

     the ability to build brand recognition;

     - timing of sales to customers;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to attract and integrate new personnel in a timely and effective manner;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation;

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability; and

     - general economic conditions.

     5G Wireless believes that its planned growth and profitability will depend in large part on the ability to promote its brand name, gain clients and expand its relationship with current clients. Accordingly, the company intends to invest heavily in marketing, strategic partnerships, development of our client base, and development of its marketing technology. If 5G Wireless is not successful in promoting its brand name and expanding our client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     In addition, 5G Wireless' success is largely dependent on the personal efforts and abilities of the company's senior management. The loss of certain members of the company's senior management, including the company's chief executive officer and president, could have a material adverse effect on the company's business and prospects.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $7,186 to $12,649 at September 30, 2003 from the balance of $5,463 at December 31, 2002. This compares with an increase of $39,342 to $39,555 at September 30, 2002 compared with the balance of $213 at December 31, 2001. Cash used for operating activities was $242,179 in the nine months ended September 30, 2003 compared to $736,016 for the same period in the prior year.

     5G Wireless recognizes the need for the infusion of cash during the remainder of 2003 and during 2004. The company is pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

     5G Wireless' continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. 5G Wireless estimates that it will need to raise approximately $10,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the company. The ability of 5G Wireless to continue as a going concern is dependent on additional sources of capital and the success of the company's business plan. Regardless of whether 5G Wireless' cash assets prove to be inadequate to meet the company's operational needs, the company might seek to compensate providers of services by issuance of stock in lieu of cash. The notes to the financial statements contained in this Form 10-QSB, as well as the audited financial statements contained in the company's Form 10-KSB for the year ended December 31, 2002, include substantial doubt paragraphs regarding the company's ability to continue as a going concern. The company believes it currently has adequate cash to fund anticipated cash needs for at least the next three months.

     If funding is insufficient at any time in the future, 5G Wireless may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

In addition, if additional shares were issued to obtain financing, or compensate service providers, existing stockholders may suffer a dilutive effect on their percentage of stock ownership.

Financing Activities.

     During the third quarter of 2003, 5G Wireless agreed to terms with four investors, one that is the president of the company, Peter Trepp, to loan the company a total of $135,000 under subordinated promissory notes (see Exhibit 4.10 to this Form 10-QSB). The subordinated promissory notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of new $2,500,000 equity financing, or into shares of common stock in the case of a change in control of the company. The notes are subordinated to all of the company's indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on the company's balance sheet. Each investor was issued warrants to purchase shares of the company's common stock equal to 40% of the amount invested in the notes.

Competition.

     The market for wireless products and services is highly competitive. 5G Wireless' future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

     Some of 5G Wireless' competitors have:

     - longer operating histories;

     - larger customer bases;

     - greater name recognition and longer relationships with clients;

and

     - significantly greater financial, technical, marketing, public relations and managerial resources than the company.

     The company's competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. 5G Wireless competes on the basis of a number of factors, including:

     - range

     - non-line of sight capabilities

     - data rate

     - security scheme

     - simultaneous users

     - implementation cost

     Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the services offered by 5G Wireless. If the company fails to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the company could be
reduced significantly.   5G Wireless may not have the financial
resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Intellectual Property.

     5G Wireless relies on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If the company is unable to adequately protect its intellectual property, the company's business may suffer from the piracy of its technology and the associated loss in revenue. Any patents that the company may hold may not sufficiently protect our intellectual property and may be challenged by third parties. 5G Wireless' efforts to protect its intellectual property rights may not prevent the misappropriation of its intellectual property. Other parties may also independently develop similar or competing products that do not infringe upon the company's intellectual property rights. These infringement claims or any future claims could cause 5G Wireless to spend significant time and money to defend its products, redesign its products or develop or license a substitute technology. The company may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in 5G Wireless' favor, could result in significant expense and divert the efforts of its technical and management personnel, regardless of the outcome of such litigation.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, 5G Wireless' most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation that affects the total expenses reported in the current period (see Note B to the Condensed Consolidated Financial Statements). The methods, estimates and judgments 5G Wireless uses in applying these most critical accounting policies have a significant impact on the results 5G Wireless reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. 5G Wireless bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     5G Wireless issues shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to 5G Wireless' estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its plans with respect to maintaining its network, its growth strategy, its plans to improve its manufacturing capability, the need for additional sales and support staff, its operating losses and negative cash flow, the development of a new marketing strategy, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the company's ability to develop new technology and introduce new products, its ability to protect its intellectual property, its ability to find additional financing. These forward-looking statements speak only as of the date hereof. 5G Wireless expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Subsequent Event - Accrual of Management Remuneration.

     5G Wireless is considering paying in the first quarter of 2004 the outstanding management remuneration accruals for 2002 and 2003 totaling approximately $501,250 as of September 30, 2003. Should the company not have adequate cash-resources to make such payments, the company is considering satisfying the outstanding balances owed with some combination of cash and restricted shares of common stock. Any such issuance of stock would result in the dilution of the company's issued and outstanding common shares.

ITEM 3.  CONTROLS AND PROCEDURES.

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

     On July 17, 2002, an action was filed against 5G Wireless in the High Court of the Hong Kong Special Administrative Region, Court of First Instance: Skyhub Asia Holdings Limited v. 5G Wireless Communications Inc., Action No. 2767. In this action, the plaintiff alleges breach of contract in connection with an agreement between the plaintiff and 5G Wireless, dated May 19, 2001, and seeks monetary damages in the amount of $919,400 and interest. 5G Wireless has filed an answer to this complaint, and asserted certain counterclaims against the plaintiff, including fraud and breach of contract. 5G Wireless believes that this case is without merit, but is unable to take any position at this time as to the likely outcome of the matter. 5G Wireless intends to vigorously defend this action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     5G Wireless sold the following securities without registration (restricted) during the three months ended September 30, 2003:

     (a) During the quarter, 5G Wireless issued 432,080 shares of common stock to its president, Peter Trepp, in connection with his employment agreement with the company (see Exhibit 10 to this Form 10-
QSB); these shares were valued at $12,530 ($0.029 per share).

     (b) At various times during the quarter, 5G Wireless issued a total of 11,892,625 shares of common stock in connection with conversion of convertible debentures issued by 5G Wireless on February 12, 2002 (see Exhibit 4.4 to this Form 10-QSB). The shares issued were valued at $95,141 ($0.008 per share).

     (c) During the quarter, 5G Wireless issued subordinated promissory notes in the principal amount of $135,000 to four investors (see Exhibit 4.10 to this Form 10-QSB).

No commissions were paid in connection with any of these sales.

     These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). Each of the transactions did not involve a public offering and each of the investors represented that he was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

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

     Management of 5G Wireless has on numerous occasions attempted to contact Mr. Deutchman, who was dismissed effective as of July 31, 2003, to discuss these discrepancies. Upon a determination as to the nature of the discrepancies between the two audits, and after consultation with the company's current independent auditors, management of 5G Wireless will make a decision regarding the amendment of a Form 10-KSB and Form 10-QSB's.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed by 5 G Wireless during the third quarter of the fiscal year covered by this Form 10-QSB:

     (a)  A Form 8-K filed on August 11, 2003 to report a change
(dismissal) in the company's certifying accountant.

     (b) An amended Form 8-K filed on August 28, 2003 to report on the letter provided by the accountant dismissed by the company agreeing with the company that there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and that there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the company's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 21, 2003               /s/ Jerry Dix
                                       Jerry Dix, Chief Executive Officer


Dated: November 21, 2003               /s/  Don Boudewyn
                                       Don Boudewyn, Executive Vice
                                       President/Assistant
                                       Secretary/Treasurer

                                     EXHIBIT INDEX

Number                      Description

1     Agency Agreement between 5G Wireless and May Davis Group,
      Inc., dated April 1, 2003 (incorporated by reference to
      Exhibit 1 of the Form 10-QSB/A filed on November 17, 2003).

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

4.9 Form of Subscription Agreement Between 5G Wireless and investors (including the following exhibits: Exhibit A: Form of Debenture ; Exhibit B: Form of Notice of Conversion; Exhibit C: Form of Opinion; and Exhibit D: Subscription Procedures) (the following schedules have been omitted:
      Schedule 3(a): Subsidiaries; Schedule 3(c): Capitalization;
      Schedule 3(e): Conflicts; Schedule 3(g): Material Changes;
      Schedule 3(h): Litigation; Schedule 3(l): Intellectual Property; Schedule 3(n): Liens; and Schedule 3(t): Certain Transactions) (incorporated by reference to Exhibit 4.9 of the Form 10-QSB/A filed on November 17, 2003).

4.10  Form of Subordinated, Convertible Note and Warrants
      Agreement between 5G Wireless and investors (including the following exhibits: Exhibit A: Form of Convertible
      Subordinated Promissory Note; and Exhibit B: Form of Warrant Agreement) (see below)

10 Executive Employment Agreement between 5G Wireless and Peter Trepp, dated July 4, 2003 (including Exhibit A: Employee Proprietary Information and Inventions Agreement) (the following exhibits have been omitted: Exhibit A - Schedule
      A: Employee's Disclosure; and Exhbit A - Schedule B:
      Termination Certificate Concerning 5G Wireless Communications, Inc. Proprietary Information (see below).

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