Form 10KSB
period 2003-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2004-05-19
CIK 1100748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
to
Commission file number: 000-30448

5G Wireless Communications, Inc.
(Name of small business issuer in its charter)

Nevada	20-0420885
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

4136 Del Rey Avenue	90292
Marina Del Rey, California	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number: (310) 448-8022

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.001 per share

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ]  NO [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer’s revenue for fiscal year ended December 31, 2003: $ 167,302.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the price of such common equity as of May 18, 2004 is approximately $7,795,492 based on $ 0.028 share price. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. Number of shares of Common Stock outstanding as of May 18, 2004: 305,780,070

DOCUMENTS INCORPORATED BY REFERENCE

      Transitional Small Business Disclosure Format: Yes        No   X

5G WIRELESS COMMUNICATIONS, INC.

TABLE OF CONTENTS

2003 FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

     When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the features, benefits, performance and utility of our current and future products and services, success of our management team, demand for and expansion of broadband connectivity, problems related to existing wire-line and wireless broadband access solutions, expansion of our international customer base, our ability to compete, growth of competition, competitive factors, our hiring needs, our research and development efforts, statements regarding the lawsuit with Skyhub, our dividend policy, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, our operating expenses, our need for future financing, our dependence on personnel, our ability to respond to rapid technological change, statements regarding the issuance of common stock to our executive officers and our compliance with the Sarbanes-Oxley Act of 2002. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to development of new products and services and their use by our potential customers, our ability to work with our strategic partners, our ability to retain and obtain customers, our ability to protect our proprietary rights, our ability to successfully gain market share, our dependence on a small number of customers, our ability to obtain future financing, and the risks set forth below under Item 6, “Management’s Discussion and Analysis and Results of Operations – Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. 5 G Wireless expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to “5G Wireless,” “we,” “us,” “our” or “the Company” means 5G Wireless Communications, Inc. and its subsidiary, except where it is made clear that the term means only the parent company.

     Hotzone and G-Force are trademarks of 5G Wireless. Other trademarks referenced herein are the property of their respective owners.

Item 1. Description of Business

General

     5G Wireless designs, builds, markets and services innovative Wi-Fi compatible wireless broadband systems. We believe our integrated hardware and software solutions offer significant improvements in distance, performance, throughputs and security while servicing both line of sight and non-line of sight applications. We are focused on manufacturing products and developing solutions to create large and efficient wireless local area networks, or LANs, and wide area networks, or WANs, with far less equipment and expense than competitors. Our customers include universities, businesses, governments, municipalities and wireless Internet service providers (ISP).

Background

     5G Wireless was incorporated as Tesmark, Inc. in September 1979. In November 1998, we changed our state of incorporation from Idaho to Nevada and in January 2001 we changed our name to 5G Wireless Communications, Inc. In March 2001, we acquired 5G Partners, a Canadian partnership, and changed our business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, we acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, 5 G Wireless shifted our strategy from a service provider to original equipment manufacturer, or OEM. We continue to assemble a strong management team with a wide range of both technical and business experience that we believe will ensure our success.

Products

     We market and sell both outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of eight miles or more in fixed wireless configurations or up to one mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. We believe our antenna design and wireless packet switching allows our systems to more readily penetrate buildings and trees than competitors, and to accommodate up to 1000 users. Our indoor product shares many of the same strengths as our outdoor products, including user capacity and penetration of objects, but is designed to utilize less power, at a lower cost for indoor distances up to 2,500 feet.

     Wireless Point-to-Multipoint Broadband Internet. Our point-to-multipoint data service offers customers “always on” dedicated bandwidth with the speed and bandwidth to meet any data transmission objective. This fixed wireless service utilizes a plug-and-play wireless Ethernet product line, which offers quick installation, fast performance and hardware compatibility. It offers simple plug-and-play wireless Internet connections providing customers optimum performance and money saving solutions by allowing virtually any type of stationary personal computer device to be connected to a LAN in minutes.

     Wireless Point-to-Point. Our point-to-point wireless Ethernet bridges provide a variety of plug-and-play solutions for transparent, reliable and economical high-speed network interconnectivity. Our solution delivers flexibility, reliability and interoperability with existing networks. The solution is easy to install and hassle-free, making it the ideal solution for all wide-area network extensions, remote access and interconnect applications utilizing standard Ethernet interfaces.

     Wireless Local Area Networks. We provide a durable, high-speed data transfer system that utilizes superior echo path management and one of the best radio frequency, or RF, echo tolerance systems in the industry. This system is effective in all environments including high signal noise and in densely obstructed areas and delivers speeds ranging from 1 Mbps to 11 Mbps with future speeds increasing to 154 Mbps. Its performance makes our LAN well suited and safe for deployment in a wide range of markets and network applications.

     Dedicated Backbone Connectivity Services. Connectivity is a key area to address when providing a complete communications solution. We are able to provide a wide range of connectivity solutions to our customers’ premises through high-speed wireless or dedicated wired connection. The method adopted will depend on the project location, existing connectivity requirements and availability.

     Both our outdoor and indoor products provide strong security at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment. Because of these advantages, we believe our products enable customers to combine wireless networks with fewer components that cost less, perform better and potentially provide a faster return on invested capital.

Target Market

     We believe market demand for broadband connectivity continues to expand rapidly. However a growing portion of end-users have found that existing wire-line and wireless broadband access solutions are unable to meet their needs. We believe this is due in part to installation delays, higher infrastructure costs, and lack of maintenance and support for end users. Using our proprietary wireless solutions, our customers can be up and running in less than two weeks at a fraction of the cost. We target the following markets:

Market	Solution

Universities and Corporate Campuses	Our solution can replace VPN lines with direct and secure wireless connections, which can provide always-on roaming capabilities around the campus, with Internet access-control managed at the classroom or office level. In additional, with our access points the wireless connection can cover multiple campuses in the same city and allow individual end-users to stay connected while off campus.

Municipalities	Our solution can provide a network covering over six mile point-to-point shots that meet the security requirements critical for the passage of government and police documents between departments, stations and substations.

Government & Military	Our solutions create a private network designed to be able to handle highly sensitive data including surveillance camera, full motion video, remote censoring, etc.

Wireless ISP	Our solution delivers one of the fastest returns on investment for the ISP’s. Our solution virtually eliminates the need for multiple towers and connectivity by covering areas as large as 10 sq. miles which can support up to 3000 users per 12 panel access point, while servicing clients with greater throughputs and quality of service as compared to DSL, cable and other wireless solutions in near line of sight conditions.

Distribution Channel Strategy

     Currently, 5G Wireless participates in a two-tier distribution model, in addition to having an OEM element. We source most of our business via direct means today, and almost all business is domestic. Select international accounts will lead the way to greater expansion overseas as we progresses. Additionally, 5G Wireless has three official VAR relationships, and several more in negotiation.

Customers

     Most of our products are sold domestically through direct sales. We have a few international customers that we believe will lead to greater expansion of our business overseas. For fiscal 2003, Universities, Municipalities and ISP accounted for 76.40% of our net revenues, the majority of which came from the City of Garden Grove and UCLA. Wireless subscribers represented 7.86% and 11.32% for VoIP with the balance from the sale of our assets. For fiscal 2002, the wireless subscription revenue accounted for 100% our net revenue.

Strategic Business Relationships

We have added three value added resellers, or VAR, who are now selling the our solutions throughout the country.

Competition

     There is intense competition in the wireless industry. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of each factor varying among products and markets.

     Our competitors include Alvarion, Proxim, Motorola, Trango and Vivato. The wireless products and services offered by these competitors include products in the 900Mhz, 2.4 Ghz and 5.8 Ghz frequencies. Many of these companies have much greater financial and other resources available to help them withstand adverse economic or market conditions. These factors, in addition to other influences such as increased price competition and market and economic conditions could potentially impair our ability to compete.

We believe that the principal competitive factors determining success in our target markets include;

  range;
  near-line of sight capabilities;
  data rate;
  security scheme;
  number of simultaneous user associations
  implementation costs and
  being a total solutions provider

We believe we compete favorably with respect to these factors. However, the market for wireless products and services is highly competitive and rapidly evolving and subject to rapid technological changes.

We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, we may fail to gain market share, lose existing market share and our business and financial condition could suffer.

Patents and Trademarks

     We have applied for two patents , both of which include both software, hardware and antenna design. We expect to apply for additional patents in the coming year as we expand our product line.

     We have also applied for trademarks on the names of our premier products and services, including WiFi Hotzone. All applications are still pending.

Government Regulation

      Currently, our technology can be deployed in the highly regulated license free frequency bands. As such, our products are not subject to any wireless or transmission licensing in the United States, and many other jurisdictions worldwide. The products do, however, have to be approved by the Federal Communications Commission, for use in the United States as part of FCC Rule 15.247. For use in Canada, and other jurisdictions certain regulatory requirements may be necessary, to ensure they meet the rigorous requirements for use of these bands.

     Continued license-free operation will be dependent upon the continuation of existing government policy and, while we are not aware of any policy changes planned or expected, this cannot be assured. License-free operation of our products in the 2.4 GHz band are subordinate to certain licensed and unlicensed uses of the bands and our products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If we should be unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, we or our customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 2.4 GHz bands becomes unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

Employees

     As of December 31, 2003, we have 11 employees, all of whom are full-time employees. To facilitate our anticipated growth, we intend to hire additional sales representatives, engineers and RF technicians to service and maintain network support, as well as improve manufacturing capabilities to meet future demands. There will also be a need to increase sales and support staff to ensure continued growth and maintenance of our high quality of service. These numbers may vary depending on the size and scope of the client’s projects. We are focusing on several new areas of expansion, including the development of a new market strategy focusing on specific vertical markets. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

Research and Development

     5G Wireless has defined a robust roadmap for the development of additional products intended to enhance network performance, decrease product costs, improve manufacturing, analyze outsource options, and expand the range of customer applications. This includes refined and completely new access point and client premise equipment (CPE) designs that complement current products. It also includes new antenna designs that could open up new markets for the Company.

     All 5 G Wireless developed products and projects must meet a minimum return on investment, or ROI, threshold in order to be considered for development. We believe this will help to ensure that we are utilizing resources correctly, that assets are being deployed properly, and that all projects ultimately add shareholder value. Areas of positive ROI development include:

  A less-expensive, yet high-performance CPE device designed for WISP applications and other requirements for extending the range of a PC laptop.
  Access Points that operate at various frequencies along the spread spectrum within legal limits.
  WiMAX (IEEE 802.16d) products that have a variety of applications including backhauling, etc.
  Public Safety and Homeland Security applications designed to serve the needs of police, fire and other emergency vehicles and field operators.

Item 2. Description of Property

     Our principal executive offices, currently consisting of approximately 10,560 square feet of office and research and development space, are located at 4136 Del Rey Avenue in Marina Del Rey, California. We lease this property on October 30, 2003 for a 5 year term at the current monthly rent of $11,088.

Item 3. Legal Proceedings

     On July 17, 2002, Skyhub Asia Holdings Limited filed an action against us in the High Court of the Hong Kong Special Administrative Region, Court of First Instance (Action No. 2767). In this complaint, the plaintiff alleges breach of contract in connection with an agreement between the plaintiff and 5G Wireless, dated May 19, 2001, and seeks monetary damages in the amount of $919,400, plus interest. We filed an answer to this complaint, and asserted certain counterclaims against the plaintiff, including fraud and breach of contract. We believe this case is without merit.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the Over the Counter Bulletin Board under the symbol “FGWC.” Our common stock traded on the Over the Counter Bulletin Board under the symbol “TSMK” prior to November 2000. The following table indicates the range of high and low bid prices as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2003
First Quarter	$0.0028	$0.0022
Second Quarter	0.032	0.024
Third Quarter	0.143	0.055
Fourth Quarter	0.0860	0.079
Fiscal 2002
First Quarter	$0.08	$0.03
Second Quarter	0.05	0.02
Third Quarter	0.02	0.009
Fourth Quarter	0.01	0.004

     As of May 18, 2004, there were approximately 70 record holders of our common stock holding 305,780,070 common shares pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Policy

     5G Wireless has never declared or paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any earnings to fund the development and growth of our business. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

     In November 2003, we entered into an agreement to sell 8,371,872 shares of our common stock at a price range from $0.0676 to $0.0718 per share for an aggregate purchase price of $430,000 in a private placement to accredited investors between November 11, 2003 and February 16, 2004.

     The issuances disclosed in this Item 5 were made to accredited investors and were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Item 6. Management’s Discussion and Analysis and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

     When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, our need for future financing, our dependence on personnel, our operating expenses, our ability to respond to rapid technological change and statements regarding the issuance of common stock to our executive officers. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under “Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. 5G Wireless expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

     The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” or FRR 60, suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. The most critical accounting policies are the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note B to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates. The methods, estimates and judgments 5G Wireless uses in applying these most critical accounting policies have a significant impact on the results 5G Wireless reports in our financial statements.

Off Balance sheet

     We have not entered into any off balance sheet arrangements that have or reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

Use of Estimates

     The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Stock-Based Compensation Arrangements

     5G Wireless issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of our common stock on the date of each respective transaction. These transactions are reflected as a component of general and administrative expenses in the accompanying statement of operations.

Overview

     5G Wireless designs, builds, markets and services innovative Wi-Fi compatible wireless broadband systems. We believe our integrated hardware and software solutions offer significant improvements in distance, performance, throughputs and security while servicing both line of sight and non-line of sight applications. We are focused on manufacturing products and developing solutions to create large and efficient wireless LAN and WAN with far less equipment and expense than competitors. Our customers include universities, businesses, governments, municipalities and WISPs.

     We market and sell both outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of eight miles or more in fixed wireless configurations or up to one mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. We believe our antenna design and wireless packet switching allows our systems to more readily penetrate buildings and trees than competitors, and to accommodate up to 1000 users. Our indoor product shares many of the same strengths as our outdoor product, including user capacity and penetration of objects, but is designed to utilize less power at a lower cost and for indoor distances up to 2,500 feet.

     Both our outdoor and indoor products provide strong security at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment. Because of these advantages, we believe our products enable customers to combine wireless networks with fewer components that cost less, perform better and potentially provide a faster return on invested capital.

     We have devoted substantial resources to the build out of our networks and product research and development with limited resources applied to our marketing programs. As a result, we have historically experienced operating losses and negative cash flow. We expect that these operating losses and negative cash flows may continue through additional periods. In addition, we only have a limited record of revenue-producing operations and there is only a limited operating history upon which to base an assumption that it will be able to achieve its business plans.

Results of Operations

      The results of operations reflected in this discussion include the operations of 5G Wireless for the past two years.

Revenue

     Revenue from continuing operations increased by $66,960 or 67% from $100,342 for the year ended December 31, 2002 to $167,302 for the year ended December 31, 2003. The increase in revenue from fiscal 2002 to fiscal 2003 was primarily due to a change in the business model from service provider to OEM. Our service provider model provided us with recurring revenue that required significant initial investment and a relatively small return on investment. As a result, we changed our business model to an OEM supplier and integrator resulting in an increase of sales through new avenues of distribution.

Cost of Revenue

     Cost of revenue principally includes the cost of the components required to produce the various products and equipment required to complete the products. Total cost of revenue increased by $ 122,083 from $ 15,231 for the year ended December 31, 2002 to $137,314 for the year ended December 31, 2003. The increase was principally due to the increase in overall sales and the cost to produce it and the shift from being a wireless service provider to that of a product manufacture and integrator. We believe this trend will continue to increase as the sales continue to grow.

Operating Expenses

     Total operating expenses decreased by $ 2,989,885 from $5,102,548 for the year ended December 31, 2002 to $ 2,112,663 for the year ended December 31, 2003. The decrease was primarily attributable to a 53% decrease in General and Administration Expenses, comprised mainly in reductions in employee and consulting costs. These general and administration expenses are expected to remain at or near this number during 2004. During the year ended December 31, 2003, we decided to close our New York wireless ISP network and moved our research and development facilities to California. We established an accrual of, and subsequently paid, $25,870 for costs relating to this closure.

      Other Expenses

     Interest expenses decreased during the year ended December 31, 2003 primarily due to a decrease in average debt. Interest expense decreased by 7.24% from $71,818 at the year ended December 31, 2002 to $ 77,019 for the year ended December 31, 2003.

      Acquisition Agreement with Peteson Investment, Pte. Ltd.

     On March 9, 2001, we entered into an acquisition agreement of Peteson Investment, Pte. Ltd., or Peteson, a privately held company providing wireless data solutions in Singapore. Tentative terms of the acquisition provided for the issuance of 12,000,000 restricted shares of our common stock for 75% of the outstanding shares of Peteson. In mid 2001, the 12,000,000 shares were issued to the sellers of Peteson. Although numerous closing dates were scheduled, several conditions prior to closing remained unresolved. At the end of 2001, both the sellers and 5G Wireless tentatively agreed that a portion of the 12,000,000 shares would be returned to us in exchange for the dissolution of the acquisition agreement. In the fourth quarter of 2001, we wrote off to expense the value of all 12,000,000 shares issued in connection with this agreement based on the market price of our shares when issued, $0.40 per share.

     In February 2002, the parties signed a Mutual Release Agreement, in which the acquisition agreement was cancelled, all contracting parties were released from any liabilities that may have been associated with the purchase agreement and 6,000,000 shares of the Company would be returned to it. The Company received 5,600,000 shares and recorded the return of the shares as income in the periods in 2002 in which the shares were received, based on the market price of the Company’s shares when received, $0.021 and $0.035 per share, resulting in a recovery totaling $162,400.

      Net Loss

     Net loss decreased by $2,929,561 or 57% from a net loss of $5,089,255 for the year ended December 31, 2002 to a net loss of $ 2,159,694 for the year ended December 31, 2003.

Liquidity and Capital Resources

      Cash and Cash Equivalents

     We have incurred significant losses and negative cash flows from operations for the last two years. We have obtained our required cash resources through private placements and convertible debentures. We may not operate profitably in the future and may be required to continue to raise additional capital to finance our operations.

Cash and cash equivalents increased to $211,670 at December 31, 2003 from $5,258 at December 31, 2002.

     Cash used for operating activities was $415,751 during the year ended December 31, 2003 compared to $286,899 for the year ended December 31, 2002. We expect this trend will continue as we continue to grow.

      Cash Used for Investing Activities

     Cash used for investing activities of $46,337 and $187,798 during the years ended December 31, 2003 and 2002, respectively, consisted of computer, network and research and development equipment.

      Cash Provided by Financing Activities

     Financing activities provided cash of $479,742 during the year ended December 31, 2002 and included the issuance of $61,367 in notes payable, $305,000 in convertible debentures and $113,375 in proceeds from the sales of our common stock. Financing activities provided cash of $668,500 during the year ended December 31, 2003 and included the issuance of $80,000 in notes payable, $235,000 in convertible debentures and $353,500 in proceeds from the sales of our common stock.

     We recognize the need for the infusion of cash during fiscal 2004 and are actively pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

     In addition, we may wish to pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

     We believe we currently have adequate cash to fund anticipated cash needs for approximately the next six months. An adverse business or legal development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

     Going Concern. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed in the financial statements for the year ended December 31, 2003, the opinion of our independent auditor includes an explanatory fourth paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 has not had any impact on our financial statements as management uses the fair value of goods and services received to determine the number of shares to issue.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for the first quarter of 2004. We do not expect its adoption of FIN 46 to have an impact on our consolidated results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” that amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. Our adoption of SFAS No. 149 did not have an impact on our financial position or results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” or Statement 150. Statement 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003, with certain exceptions. Our adoption of Statement 150 did not have an impact on our results of operations, financial position or cash flows.

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 clarifies existing guidance regarding revenue recognition. The Company’s adoption of SAB 104 did not have an impact on its consolidated results of operations, financial position or cash flows.

Factors That May Affect Our Results

We have a limited operating history and a history of losses. We cannot assure you that we will operate profitability in the future.

     We have a limited record of revenue-producing operations under our current plan of business. We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. As of December 31, 2003, our accumulated deficit was $ 13,770,455. Our auditors have included an explanatory paragraph in their Independent Auditor’s Report included in our audited financial statements, included elsewhere in this Report, for the years ended December 31, 2003 and 2002, to the effect that our loss from operations for the year ended December 31, 2003, and the accumulated deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. As a result of the fixed nature of many of our expenses, we may not able to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our operations and financial condition. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand our customer base. Accordingly, we intend to invest heavily in marketing, strategic relationships, development of our customer base and development of our marketing technology. If we are not successful in promoting our brand name and expanding our customer base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

     We believe we currently have adequate cash to fund anticipated cash needs for approximately the next six months. Our independent auditors have advised us regarding uncertainty as to our ability to continue as a going concern. We will need to raise additional capital in the future and are actively pursuing various financing options. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. In addition, if our cash assets are inadequate to meet our operational needs, we may compensate providers for services rendered by issuing shares of our common stock in lieu of cash, which will dilute existing shareholders. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

  curtail our operations significantly;
  sell significant assets;
  seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
  explore other strategic alternatives including a merger or sale of 5G Wireless.

     Because our technology is deployed in license-free frequency bands, our products may cause harmful interference to other equipment manufacturers’ products and other equipment manufacturers’ products may cause harmful interference to our products, if this occurs we or our customers could be required to discontinue service.

     Our technology is deployed in license-free frequency bands and are not subject to any wireless or transmission licensing in most jurisdictions, including the United States. Continued license-free operation is dependent upon the continuation of existing government policy. While we are not aware of any policy changes planned or expected, there can be no assurances that government policy will not change. License-free operation of our products in the 2.4 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and our products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If we are unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, we or our customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 2.4 GHz bands becomes unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

We operate in a market that is intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be or be unable to gain market share.

     The market for wireless products and services is highly competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

      Some of our competitors have:

  longer operating histories;
  larger customer bases;
  greater name recognition and longer relationships with clients; and
  significantly greater financial, technical, marketing, public relations and managerial resources than the company.

     Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including:

  range;
  non-line of sight capabilities;
  data rate;
  security scheme;
  simultaneous users;

  implementation cost and;
  a total solutions provider.

     Competitors may develop or offer services that provide significant technological, creative, performance, price or other advantages over the services offered by 5G Wireless. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the company could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our operating results are subject to fluctuations caused by many factors which could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

     Our operating results can vary significantly depending upon a number factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

  market acceptance of and changes in demand for our products and services;
  gain or loss of clients or strategic relationships;
  announcement or introduction of new services and products by us or by our competitors;
  our ability to build brand recognition;
  timing of sales to customers;
  price competition;
  our ability to upgrade and develop systems and infrastructure to accommodate growth;
  our ability to attract and integrate new personnel in a timely and effective manner;
  our ability to introduce and market products and services in accordance with market demand;
  changes in governmental regulation;
  reduction in or delay of capital spending by our clients due to the effects of terrorism, war and political instability; and
  general economic conditions.

     Most of our operating expenses are relatively fixed in the short-term. We may be unable to adjust spending rapidly to compensate for any unexpected sales shortfall, which could harm our quarterly operating results. Because of the emerging nature of the markets in which we compete, we do not have the ability to predict future operating results with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance.

Because a small number of customers account for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers.

     We have a small number of customers that account for, and may in future periods account for, a significant portion of our revenue. Our revenue could decline because of a delay in customer orders or the failure to retain an existing customer. We may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.

If we are unable to develop products and services that keep pace with technological advances, we may lose our market share which would adversely affect our financial and results of operations.

     The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wire line industries. Our success will depend on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our high-speed service and new products that meet our customer requirements and evolving industry standards. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose customers to competing service providers, which would adversely affect our business and results of operations.

If we do not adequately protect our intellectual property, our business may suffer, we may lose revenue and we may be required to spend significant time and resources to defend our intellectual property rights.

     We rely on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any patents that we may obtain may not sufficiently protect our intellectual property and may be challenged by third parties. Our effort to protect our intellectual property rights may not prevent the misappropriation of our intellectual property. Other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights. Any infringement claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.

     We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service and the abilities of key personnel. We have employment agreements with only four of our officers. There can be no assurance that other personnel will remain employed by us, or that the four officers will remain after the termination of their agreements. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our financial results.

Any conflicts of interest with our executive officers or directors could have a material adverse effect on our financial condition and results of operations.

     Our executive officers and directors have interests outside of 5G Wireless to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors. As a result, certain conflicts of interest may arise between 5G Wireless and its executive officers or directors. Any potential conflicts of interest will be resolved by our board of directors in a manner consistent with their fiduciary duties. To minimize any potential conflicts of interest, it is the intention of management to present to our board of directors any proposed investments for its evaluation. If a conflict of interest were to arise, it could have a material adverse effect on our financial condition and results of operations.

Our executive officers and directors have significant voting power and may take actions that may be different that actions sought by our other shareholders.

     Our executive officers and directors beneficially own approximately 8.5% of the outstanding shares of our common stock as of December 31, 2003.

     These stockholders, if they act together, will be able to exercise influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Our common stock is a low priced security and this may affect the market value of our common stock.

     Historically, there has been a limited public market for our common stock. Our common stock is currently quoted on the Over the Counter Bulletin Board and our stockholders may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, our common stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their securities in the secondary market.

      The restriction on a substantial portion of the restricted stock at December 31, 2003 has lapsed in February 2004.

If we fail to maintain market makers, our common stock price could deline.

     Our common stock is traded on the Over the Counter Bulletin Board. If broker-dealers fail to act as market makers in our common stock, the liquidity of our common stock could be impaired by the number of shares of common stock that can be bought and sold and through delays in the timing of transactions. As a result, the price of our common stock could decline. In addition, the lack of market makers could result in stockholders being unable to buy or sell shares of our common stock on any secondary market. There can be no assurance we will be able to maintain such market makers.

Future sales of our common stock may cause the market price of our common stock to decline.

     As of March 31, 2004, there were approximately 303,280,070 shares of common stock outstanding, of which at least 74,637,120 shares are restricted securities under the Securities Act, a minority of which are held by related parties of 5G Wireless. In addition, we expect to issue shares of common stock to our executive officers for accrued but unpaid salary, totaling $588,000, estimated to approximate 68 million shares. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

16

Item 7. Financial Statements

5G WIRELESS COMMUNICATIONS, INC and SUBSIDIARY.

TABLE OF CONTENTS

Page

Independent Auditors’ Report	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002 (restated)	F-3

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002 (restated)	F-4

Consolidated Statements of Stockholders’ Deficiency for the
years ended December 31, 2003 and 2002 (restated)	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002 (restated)	F-6

Notes to Consolidated Financial Statements	F-7 to 14

Independent Auditors’ Report

Board of Directors and Stockholders 5G Wireless Communications, Inc.:

We have audited the accompanying consolidated balance sheets of 5G Wireless Communications, Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002 (restated), and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2003 and 2002 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 5G Wireless Communications, Inc. and subsidiary as of December 31, 2003 and 2002 (restated), and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carter & Balsam
Van Nuys, California
May 13, 2004

5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

ASSETS	2003	2002
		(Restated)

Current assets:
Cash and cash equivalents	$211,670	$5,258
Accounts receivable, net of $7,122 and $53,290 of allowances for doubtful accounts
at December 31, 2003 and 2002 respectively	7,105	804
Inventory	4,500	—
Prepaid expenses and other current assets	78,190	15,850

Total current assets	301,465	21,912
Property and equipment, at cost	235,890	189,553
Accumulated depreciation	141,784	70,506

Net property and equipment	94,106	119,047

Total assets	$395,571	$140,959

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$327,266	$200,417
Accrued expenses	719,893	257,821
Notes payable	89,367	61,367
Convertible debentures	289,675	420,600

Total current liabilities and total liabilities	1,426,201	940,205
Commitments and contingencies	—	—
Stockholders’ deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or	—	—
outstanding
Common stock, $0.001 par value; 800,000,000 shares authorized; 291,491,246 and
164,922,457 shares issued and outstanding at December 31, 2003 and 2002 respectively	296,491	164,922
Additional paid-in capital	12,443,334	10,646,593
Accumulated deficit	(13,770,455)	(11,610,761)

Net stockholders’ deficiency	(1,030,630)	(799,246)

Total liabilities and stockholders’ deficiency	$395,571	$140,959

The accompanying notes are an integral part of these consolidated financial statements.

5G WIRELESS COMMUNICATIONS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2003 and 2002 (Restated)

	2003	2002
		(Restated)

Revenues	$167,302	$100,342

Cost of revenues	137,314	15,231

Gross profit	29,988	85,111

Operating expenses:
Depreciation	71,278	70,288
Write off of Wireless Think Tank investment	—	792,145
Recovery on Settlement with Peteson Investment, Pte. Ltd.	—	(162,400)
General and administrative	2,041,385	4,402,515

Total operating expenses	2,112,663	5,102,548

Operating loss	(2,082,675)	(5,017,437)

Interest expense	(77,019)	(71,818)

Net loss	$(2,159,694)	$(5,089,255)

Loss per common share:
Basic and diluted	$(0.02)	$(0.14)

Weighted average shares outstanding:	120,043,524	35,845,813

The accompanying notes are an integral part of these consolidated financial statements.

5G WIRELESS COMMUNICATIONS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the years ended December 31, 2003 and 2002 (Restated)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	41,168,668	$41,168	$6,128,502	$(6,521,506)	$(351,836)

Shares issued for:
Services	83,420,906	83,422	3,650,903	—	3,734,325
Acquisition of Wireless Think Tank	15,387,425	15,387	776,758		792,145
Debt	25,837,126	25,837	138,563	—	164,400
Cash	4,708,332	4,708	108,667	—	113,375

Recovery on settlement	(5,600,000)	(5,600)	(156,800)	—	(162,400)

Net loss	—	—	—	(5,089,255)	(5,089,255)

Balance, December 31, 2002	164,922,457	$164,922	$10,646,593	$(11,610,761)	$(799,246)

Shares issued for:
Services	61,692,783	61,692	1,097,193	—	1,158,885
Debt	62,189,106	62,189	353,736	—	415,925
Cash	7,686,900	7,688	345,812	—	353,500

Net loss				(2,159,694)	(2,159,694)

Balance, December 31, 2003	296,491,246	$296,491	$12,443,334	$(13,770,455)	$(1,030,630)

The accompanying notes are an integral part of these financial statements.

5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2003 and 2002

	2003	2002
		(Restated)

Cash flows from operating activities:
Net loss	$(2,159,694)	$(5,089,255)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	71,278	70,288
Issuance of stock for services	1,158,884	3,734,325
Write off of Wireless Think Tank investment	—	792,145
Receipt of stock from settlement	—	(162,400)
Changes in operating assets and liabilities:
Accounts receivable	(6,301)	(804)
Inventory	(4,500)	—
Other assets	(62,340)	(15,547)
Accounts payable	126,849	180,591
Accrued expenses	460,073	203,758

Net cash used in operating activities	(415,751)	(286,899)

Cash flows from investing activities:
Purchase of property and equipment	(46,337)	(187,798)

Net cash used in investing activities	(46,337)	(187,798)

Cash flows from financing activities:
Proceeds from notes payable issuances	80,000	61,367
Proceeds from convertible debentures issuances	235,000	305,000
Proceeds from common stock issuances	353,500	113,375

Net cash provided by financing activities	668,500	479,742

Net increase in cash and cash equivalents	206,412	5,045
Cash and cash equivalents, beginning of year	5,258	213

Cash and cash equivalents, end of year	$211,670	$5,258

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of convertible debentures into common shares	$415,925	$164,400

The accompanying notes are an integral part of these consolidated financial statements.

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2003 and 2002

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

5G Wireless Communications, Inc., a Nevada Corporation ("Company"), was incorporated in September 1979. In March 2001, the Company merged with 5G Partners, a private Canadian partnership, resulting in a name change to the current name. In April 2002, the Company acquired 100% of Wireless Think Tank, a privately held entity. The accompanying consolidated statements include results of Wireless Think Tank operations from the date of acquisition. Pro forma information concerning this acquisition is included in a Form 8-K/A filed on June 26, 2003.

The company provides patent pending, innovative wireless technology. It designs, builds, markets and services Wi-Fi compatible wireless broadband systems. The Company had built a Wireless Internet Service network in the New York State area as part of the research and development office and network. In July 2003, the Company discontinued serving this area and has moved all research and development to its facilities in Marina Del Rey, California. In conjunction with this move, it changed its focus from a service provider to a manufacturer of integrated wireless solutions to create large and efficient wireless local area networks and wide area networks with far less equipment and expense than competitors. Equipment sales in 2003 result principally from sale and installation of wireless devices to customers in Southern California. Revenues in 2002 are the result of licensing the technology to specific geographic areas or territories, from the delivery of broadband access to residential and business subscribers, web hosting and design, and engineering consulting services.

NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2003 and 2002, the Company incurred losses of $2,159,694 and $5,089,255, respectively and the Company has an accumulated deficit of $13,770,455 as of December 31, 2003. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability. Management plans to continue raising additional capital through a variety of fund raising methods during 2004 and the Company intends to pursue all fundraising alternatives in this regard. The Company may also consider a variety of potential partnership or strategic alliances to strengthen its financial position.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All significant inter company transactions and balances have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Equipment sales are recognized when products are delivered without any further services required. Subscription Internet revenues are partially received as an up front activation fee and monthly recurring revenues that vary. Revenues are recognized as earned on a pro rata basis. Additional revenues come by way of licensing. All licensing revenues are recognized when the earnings process has been completed.

Goodwill

Goodwill represents the purchase price of acquisitions in excess of the fair value of the assets acquired or liabilities assumed. The Company adopted has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires a regular impairment evaluation rather than goodwill amortization. As of December 31, 2002, goodwill had been fully written off.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Segment Information

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment, the design, building and marketing of Wi-Fi compatible wireless broadband systems.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash,cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2003, these uninsured funds totaled $107,914. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $7,122 at December 31, 2003 and $53,290 at December 31, 2002.

Inventory

Inventory is valued at the lower of cost or market value. It is comprised solely of parts used in the assembly of wireless radio systems. Cost is determined using the FIFO method.

Computers and Related Equipment

The company has a series of Access Points and client Premise equipment located in California. In addition, the company has hosting facilities in California and telecommunication equipment used to service clients. The company also has purchased equipment to facilitate the expansion of its plan to deliver international and domestic VoIP services. Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over a three-year useful life. Maintenance, repairs, and minor renewals are expensed as incurred.

Stock-Based Compensation

The Company issues shares of common stock to individuals and entities for management, legal, consulting and marketing services. These issues are measured at the quoted market price of the Company’s stock at the date the vendor or provider agreed to the issue of shares for service, or at the contracted dollar value of the services. These transactions are reflected as a component of general and administrative expenses in the accompanying statements of operations.

Long-Lived Assets

The Company has adopted SFAS No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not separately presented in the Company's financial statements as the Company did not have any of the items of comprehensive income in any period presented.

Research and Development

The Company accounts for research and development costs in accordance with the FASB's SFAS No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs in 2003 and 2002 were minor and are included in general and administrative expenses.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, other assets, notes payable, convertible debt, accounts payable and, accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Costs Associated with Exit or Disposal Activities

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposed Activities”. This statement requires that a liability for a cost associated with an exit or disposed activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the expected amount to be realized.

Net Loss per share

The Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares during the period, exclusive of restricted shares. The calculated diluted loss per share does not take into account the effect of obligations, such as restricted shares, convertible securities and warrants, considered to be potentially dilutive. Such potentially dilutive securities averaged 86,119,836 and 78,216,470 shares for 2003 and 2002, respectively.

NOTE D - RESTATEMENT

The consolidated balance sheet of the Company as of December 31, 2002 and its consolidated statements of operations and changes in cash flow for the year ended December 31, 2002 have been restated due to certain errors. These errors arose principally from inaccurate valuations of stock based transactions, initially valued at the date the stock was formally issued, rather than when the agreement to accept stock was made.

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the effects of the restatement for the year ended December 31, 2002 follows:

	Originally	Restated	Increase
	Filed Amount	Amount	(decrease)

Operating loss	$(6,186,458)	(4,987,374)	(1,199,084)

Net loss	(6,189,924)	(5,059,192)	(1,130,732)

Net loss per share	($0.14)		0.09

Allowance for doubtful
accounts	30,500	53,290	22,790

Computer and related equipment	193,525	189,553	(3,972)

Accumulated depreciation	62,664	70,506	7,842

Accounts payable	160,416	200,417	40,001

Accrued liabilities	230,610	257,821	27,211

Loans payable	33,749	61,367	27,618

Convertible debentures	323,724	420,600	96,876

Common stock	164,947	164,922	(25)

Additional paid-in capital	11,974,650	10,646,593	(1,328,057)

Accumulated deficit	(12,711,430)	(11,610,761)	1,100,669

NOTE E- ACQUISION OF WIRELESS THINK TANK

On April 27, 2002, the Company completed an acquisition of Wireless Think Tank, a privately held entity, acquiring 100% interest in exchange for 15,387,425 shares of the Company's common stock, at a total amount of $792,145. In conjunction with this purchase, the owner of Wireless Think Tank has joined the management team of the Company as its Chief Technology Officer. In 2002, the Company wrote off this investment as its fair value was determined to be negligible.

NOTE F - ACQUISITION AGREEMENT WITH PETESON INVESTMENT, PTE. LTD.

     On March 9, 2001, the Company entered into an acquisition agreement of Peteson Investment, Pte. Ltd., (Peteson), a privately held company providing wireless data solutions in Singapore. Tentative terms of the acquisition provided for the issuance of 12,000,000 restricted shares of the Company’s common stock for 75% of the outstanding shares of Peteson. In mid 2001, the 12,000,000 shares were issued to the sellers of Peteson. Although numerous closing dates were scheduled, several conditions prior to closing remained unresolved. At the end of 2001, both the sellers and the Company tentatively agreed that a portion of the 12,000,000 shares would be returned to the Company, in exchange for the dissolution of the acquisition agreement. In the fourth quarter of 2001, the Company wrote off to expense the value of all 12,000,000 shares issued in connection with this agreement, based on the market price of the Company’s shares when issued, $0.40 per share.

In February 2002, the parties signed a Mutual Release Agreement, in which the acquisition agreement was cancelled, all contracting parties were released from any liabilities that may have been associated with the purchase agreement and 6,000,000 shares of the Company would be returned to it. The Company received 5,600,000 shares and recorded the return of the shares as income in the periods in 2002 in which the shares were received, based on the market price of the Company’s shares when received, $0.021 and $0.035 per share, resulting in a recovery totaling $162,400.

NOTE G – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for the first quarter of 2004. The Company

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

does not expect its adoption of FIN 46 to have an impact on its consolidated results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” that amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. The Company’s adoption of SFAS No. 149 did not have an impact on its results of operations, financial condition or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (Statement 150). Statement 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003, with certain exceptions. The Company’s adoption of Statement 150 did not have an impact on its results of operations, financial position or cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue

Recognition” (SAB 104). SAB 104 clarifies existing guidance regarding revenue recognition. The Company’s adoption of SAB 104 did not have an impact on its consolidated results of operations, financial position or cash flows.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment is comprised of:

	December 31,2003	December 31, 2002

Computer and other equipment	$232,694	$186,357
Furniture and fixtures	3,196	3,196

	235,890	189,553
Less accumulated depreciation	(141,784)	(70,506)

Net property and equipment	$94,106	$119,047

NOTE I - RELATED PARTY TRANSACTIONS

     On February 6, 2002, the Company entered into a consulting agreement with Mr. Lipman, a former 5% stockholder. Under this agreement, Mr. Lipman provided management consulting services to the Company in exchange for an aggregate of 13,848,682 shares of its common stock, of which 2,769,736 shares were issued under its Non-Employee Director and Consultant Retainer Plan. This agreement expired on February 6, 2003.

     On February 6, 2002, the Company entered into a consulting agreement with Mr. Dix, the current CEO and Chairman of the Board. Under this agreement, Mr. Dix provided management consulting services to the Company in exchange for an aggregate of 13,848,682 shares of its common stock, of which 2,769,736 shares were issued under its Non-Employee Director and Consultant Retainer Plan. This agreement expired on February 6, 2003.

On March 21, 2002, the Company issued an aggregate of 1,184,523 shares of common stock to Wireless Xstream

Technologies, Ltd., a company controlled by Mr. Boudewyn an executive Vice-President and Treasurer of the Company. This issuance was compensation for services rendered to 5 G Wireless between July 1, 2001 and December 31, 2001.

     On April 30, 2002 the Company issued 15,387,425 shares of restricted common stock to Brian Corty , its Chief Technology Officer and Mark May per the acquisition of Wireless ThinkTank Inc.

     On August 4, 2003 the Company issued 2,325,000 shares to Mr. Corty for expenses incurred by the employee on behalf of the company and on September 2, 2003 it issued 2,500,000 shares to Mr. Corty in partial settlement of accrued liabilities.

NOTE J – SECURITY TRANSACTIONS

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Subordinated Promissory Notes

In 2003, the Company agreed to terms with four investors, one that is the president of the company, Peter Trepp, to loan the company a total of $135,000 under subordinated promissory notes. The subordinated notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The notes are subordinated to all of the Company’s indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on the Company’s balance sheet. Each investor was issued warrants to purchase shares of the Company’s common stock equal to 40% of the amount invested in the notes.

Note payable

On March 21, 2003, the Company signed a $50,000 promissory note to a consultant due on or before December 31, 2003. The note required 10 monthly installments of principal and interest at $5,416.67 and included a 10% annual interest rate.

Convertible Debentures

The convertible notes bear interest at 6% and allow conversion of the notes into restricted common stock after a one-year time frame. Various note holders began converting portions of their notes in the third quarter of 2002 into common stock. As of December 31, 2003, all of these notes were converted into common stock.

On May 27, 2003, the Company closed on a private placement funding with investors through subscription agreements The funding consists of a total of $100,000 principal amount, 9% coupon convertible debentures due in 2004. These debentures are convertible into common stock at (i) 125% of the closing bid price (as reported by Bloomberg) on the closing date, or (ii) 60% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg) during the twenty (20) trading days immediately prior to the conversion date.

Between May 28, 2003 and May 30, 2003, the Company issued a total of 11,800,000 shares of common stock in connection with the conversion of convertible debentures issued on February 12, 2002. The shares issued were valued between $0.00375 and $0.01563.

Between January 10, 2003 and June 13, 2003, the Registrant issued a total of 41,429,073 shares of common stock in connection with the conversion of convertible debentures issued by the Company in June 2001. The shares issued were valued between $.0015 and $.008.

During November 2003, the Registrant issued 7,686,900 shares of common stock through subscription agreements with investors. The stock price was equal to the average bid price on the five preceding trading days prior to the Company’s acceptance the subscription agreement discounted at 22%.

Warrants

The Company has issued warrants during the past three years. All warrants have lapsed as of December 31, 2003 with the exception of six warrants. The warrant holders have the right to purchase 54,000 shares of the Company’s common stock.

NOTE K - STOCK OPTION PLAN

The Company adopted a stock option plan for employees and consultants. The terms of the plan provide for the issuance of stock options at an exercise price to be determined by the board at based on the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is to be determined. No options have been granted to date.

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company also amended and restated non-employee directors and consultants retainer stock plan authorizes a total of 75,000,000 shares, 25,000,000 of which have already been registered under a Form S-8 filed on January 31, 2002, of which 21,000, 000 shares were issued in 2002 and 45,382,652 in 2003.

NOTE L - INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the expected amount to be realized.

The Company has incurred losses since inception and has operating loss carryforwards. Utilization of these loss carryforwards may be restricted due to the change in the composition of ownership of the company. The principal difference between assets and liabilities for financial statement and income tax return purposes are the net operating loss carryforwards. This difference resulted in a deferred tax asset, offset by a valuation allowance of 100%, resulting in no asset at December 31, 2003 and 2002. Management believes that the valuation allowance at December 31, 2003 and 2002 should be maintained at 100% of the deferred tax asset amount. The valuation allowance will be reassessed each year and adjusted as necessary based on management’s estimates of the realizability of the asset.

No income tax expense was recognized for the years ended December 31, 2003 and 2002 due to the losses incurred. Minimum California franchise taxes are included in general and administrative expenses due to their immateriality.

NOTE M- COMMITMENTS AND CONTINGENCIES

Lease Commitments

In October, 2003, the Company negotiated a lease agreement for its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California for a five year term, ending in 2008.

The Company is committed to make future aggregate rental payments under the terms of the lease agreement as noted below.

2004	133,056
2005	137,040
2006	141,144
2007	145,368
2008	149,724

Total commitment	$706,332

Litigation

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

On July 17, 2002, Skyhub Asia Holdings Limited filed an action against the Company in the High Court of the Hong Kong Special Administrative Region, Court of First Instance, Action No. 2767. In this complaint, the plaintiff alleges breach of contract in connection with an agreement between the plaintiff and the Company, dated May 19, 2001, and seeks monetary damages of $919,400 plus interest. The Company filed an answer to this complaint, and asserted certain counterclaims against the plaintiff, including fraud and breach of contract. The Company believes this case is without merit.

NOTE N - SUBSEQUENT EVENTS

During the period January 1, 2004 to March 31, 2004, the company issued a total of 4,320,000 shares pursuant to a registration statement on Form S-8 and 254,752 in restricted shares to consultants during the period for a total value of $226,583

5 G WIRELESS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to issue shares of common stock to its executive officers for accrued but unpaid salary, totaling $ 588,000, estimated to approximate 68 million shares.

On March 9th 2004 the company has raise an additional $250,000 with a convertible promissory note of which $50,000 came from Mr. & Mrs. Trepp, President and COO, $25,000 from Mr. Zygielbaum an executive with the company and $25,000 from Thomas Janes who is the father in law of Don Boudewyn the Executive Vice President and Treasurer. The note holders are eligible to receive a warrant for 40% of the vested amount for two years.

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

     In addition the firm of Michael Deutchman, CPA has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

     On July 31, 2003, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Michael Deutchman, CPA, was dismissed. This dismissal was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal year ended December 31, 2002. This accountant's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for the past year neither contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

     During the Registrant's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304

     (a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on August 5, 2003, the firm of Carter & Balsam, A Professional Corporation, was engaged to serve as the new independent accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this firm, neither the Registrant (nor someone on its behalf) consulted the newly engaged firm regarding any matters involving (i) the application of accounting principles to a specified transaction, (ii) the type of opinion that might be rendered on the Registrant's financial statements, (iii) accounting, auditing or financial reporting issues, or (iv) reportable events.

Item 8A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its our stated goals under all potential future conditions.

     The evaluation revealed certain weaknesses in disclosure controls and procedures. Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report, our Chief Executive Officer and Treasurer have concluded that, subject to the limitations noted above, and except for the weaknesses noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

     (b) Changes in internal controls. We plan to institute greater controls by adding additional staff to allow for greater third person review and verification of all transactions thereby enhancing the accuracy of all records. We are also looking to implement many of the new requirements required under the Sarbanes-Oxley Act of 2002 during the coming year. However, we believe that there were are no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our Directors & Officers

      The following table sets forth information regarding our executive officers and directors as of December 31, 2003:

Name	Age	Business Experience

Jerry Dix	[58]
  Chief Executive Officer and Director since January 2002.
  President from January 2002 to July 1, 2003.
  Co-founded Satellite Control Technologies, a publicly traded company with patented one and two-way paging technology in 1996.

Peter Trepp(1)	[39]
  President and Chief Operating Officer and Director since July 1, 2003.
  Chief Financial Officer of PhatNoise, Inc., a developer of next generation hardware, software and Web integrated technologies for digital data, from November 2001 to June 2003..
  Management Consulting in the Financial Services Group of KPMG Consultant (now BearingPoint) from July 1998 to October 2001.

Brian Corty	[34]
  Chief Technology Officer and Director since January 2002.
  Co-founded Wireless Think Tank, Inc. in September 2001 and served as its President until we acquired by the Company in January 2002.
  Director of RF Engineering at Darwin Networks, a Louisville Kentucky company, from 1999 to 2001.
  Co-founded Last Mile Corp., a Pennsylvania company, in 1997, where he served as CTO/RF Engineer/Co-founder until 2000.

Don Boudewyn	[40]
  Executive Vice President and Treasurer and Director since October 2002.
  Chief Operating Officer from January 2002 to July 1, 2003.
  Founder of 5G Wireless, and served as President and Vice President of International Sales between October 2000 to January 2002.
  Major Account Executive and Business Development Manager for Celterra Vancouver Ltd., a Vancouver based telecom company, from October 1998 to October 2000.

Additional Management
John P. Kelly	[32]
  Vice President, Business Development since December 2003.
  Co-founded Tunable Photonics Corporation, an optical networking components manufacturer, based in California in 2000, and served as its Vice President, Marketing and Business Development until December 2003.

Paul Zygielbaum(2)	[53]
  Vice President of Operations since December, 2003.
  Chief Manager for Knowledge services of Agilent Technologies from May 1 2001 to March 14, 2003.
  Consulting Manager in strategic Development of Hewlett-Parkard from December 28, 1981 to May 1, 2000.

December 28, 1981 to May 1, 2000.

(1) The company has accepted the resignation of Mr. Trepp from the Board of Directors., Mr. Trepp is also no longer affiliated with the company as President and Chief Operations Officer. The company has been negotiating with Mr. Trepp on departure package, however as of May 13, 2004 no agreement has been reached.

(2) Mr. Zygielbaum, informed the company that he is unable to perform his duties at this time and does not know whether he would ever be able to return to the work environment. He was since offered his resignation as a result of this unfortunate situation which the company regretfully accepts.

      Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all such forms that they file.

     Based solely on our review of copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2003.

Item 10. Executive Compensation

     The following table sets forth compensation for services rendered in all capacities to 5 G Wireless for the three fiscal years ended December 31, 2003 for our Chief Executive Officer and the three other most highly compensated executive officers as of December 31, 2003 whose total annual salary and bonus for fiscal 2003 exceeded $100,000 (collectively, the “Named Officers”).

Summary Compensation Table

		Annual Compensation
				All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation ($)

Jerry Dix(1)	2003	216,000	—	—
Chief Executive Officer	2002	144,000	—	810,810(2)
	2001	—	—	—

Peter Trepp(3)	2003	150,000	12,530.32 (4)	—
President and	2002	—	—	—
Chief Operating Officer	2001	—	—	—

Brian Corty(5)	2003	168,000	—	—
Chief Technical Officer	2002	120,000	—	792,144(2)
	2001	—	—	—

Don Boudewyn(6)	2003	144,000	—	—
Executive Vice President and Treasurer	2002	108,000	—	62,000(2)
	2001	84,000	—	—

(1)	During 2003 and 2002, Mr. Dix was paid $47,300 and $60,700, respectively, and has an accrued balance of $293,300.
(2)	Value of stock compensation received per consulting agreements dated February 6, 2002.
(3)	During 2003, Mr. Trepp was paid $12,500 and has an accrued balance of $71,300.
(4)	Represents the fair market value of the 432,080 shares issued to Mr. Trepp as a signing bonus.
(5)	During 2003 and 2002, Mr. Corty was paid $83,590 and $68,044, respectively, and has an accrued balance of $156,322.
(6)	During 2003 and 2002, Mr. Boudewyn was paid $19,350 and 25,500, respectively, and has an accrued balance of $262,650.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Aggregate Fiscal Year-End Option Values

Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options Held at		In-the-Money Options at
			December 31, 2003 (#)		December 31, 2003 ($)
	Shares Acquired	Value
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jerry Dix	None	None	None	None	None	None
Peter Trepp	None	None	None	None	None	None
Brian Corty	None	None	None	None	None	None
Don Boudewyn	None	None	None	None	None	None

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     On February 1, 2002, we entered into an employment agreement with Mr. Dix pursuant to which he is employed as our Chief Executive Officer at a monthly base salary of $12,000 for a term of three years. Pursuant to the terms of the agreement, Mr. Dix’s base monthly salary will increase to $18,000 in year two and $25,000 in year three. Our board of directors will review Mr. Dix's pay annually and may, in its sole discretion, grant an increase as it deems appropriate. Mr. Dix is also eligible to receive an incentive bonus in the sole discretion of our board of directors. In addition, Mr. Dix is eligible to receive an annual performance bonus of up to 80% of his base annual salary; provided, however, if he achieves 100% completion of his performance objectives, he is entitled to receive at least 75% of the performance bonus or 60% of his annual salary. If we terminate Mr. Dix without cause (as defined in the agreement), Mr. Dix is entitled to receive severance pay equal to the sum of the remaining amounts owed under the agreement.

     On February 1, 2002, we entered into an employment agreement with Mr. Boudewyn pursuant to which he is employed as our Executive Vice President at a monthly base salary of $7,000 for a term of three years. Our board of directors will review Mr. Boudewyn's pay annually and may, in its sole discretion, grant an increase as it deems appropriate. Mr. Boudewyn is also eligible to receive an incentive bonus in the sole discretion of our board of directors. In addition, Mr. Boudewyn is eligible to receive an annual performance bonus of up to 80% of his base annual salary; provided, however, if he achieves 100% completion of his performance objectives, he is entitled to receive to at least 75% of the performance bonus or 60% of his annual salary. If we terminate Mr. Boudewyn without cause (as defined in the agreement), Mr. Boudewyn is entitled to receive severance pay equal to the sum of the remaining amounts owed under the agreement.

     On April 1, 2002, we amended this agreement to change Mr. Boudewyn’s title to Executive Vice President and Chief Operations Officer and to increase his monthly base salary to $ 9,000 commencing on April 1, 2002. Pursuant to this amendment, Mr. Boudewyn’s base monthly salary will increase to $12,000 in year two and $15,000 in year three.

     On March 1, 2002, we entered into an employment agreement with Mr. Corty pursuant to which he is employed as our Chief Technology Officer at a monthly base salary of $10,000 for a term of three years. Pursuant to the terms of the agreement, Mr. Corty’s base monthly salary will increase to $14,000 in year two and $18,000 in year three. Our board of directors will review Mr. Corty's base salary annually and may, in its sole discretion, grant such increases as it may deem appropriate. Mr. Corty is also eligible to receive an incentive bonus in the sole discretion of our board of directors. In addition, Mr. Corty is eligible to receive an annual performance bonus of up to 80% of his base annual salary; provided, however, if he achieves 100% completion of his performance objectives, he is entitled to receive to at least 75% of the performance bonus or 60% of his annual salary. If we terminate Mr. Corty without cause (as defined in the agreement), Mr. Corty is entitled to receive severance pay equal to the sum of the remaining amounts owed under the agreement.

     On July 4, 2003, we entered into an employment agreement with Mr. Trepp pursuant to which he is employed as our President and Chief Operating Officer at a base annual salary of $150,000 for a term of three years. Pursuant to the terms of the agreement, Mr. Trepp’s received a signing bonus of 432,080 shares of our common stock.

     In addition to Mr. Trepp is eligible to an Executive’s Annual Base Salary, with respect to each fiscal year of the Company included within the Term, and subject to the performance of the Company during such fiscal year, Executive shall be eligible to receive discretionary cash bonus compensation (“Annual Bonus Compensation”). For each full fiscal year of employment, Executive shall be eligible for an incentive bonus of up to eighty (80%) of his annual base salary and his performance objectives shall be set such that 100% completion of his objectives shall entitle him to at least seventy-five percent (75%) of the bonus ("the Target Annual Bonus Compensation"). During the first year of employment, Executive shall be eligible for a pro rata portion of the incentive bonus. The bonus amount will be based on the following factors: (i) the financial performance of the Company as determined and measured by the Board, and (ii) Executive's achievement of management targets and goals as set by the Board. The bonus amount is intended to reward contribution to the Company's performance over an entire fiscal year, and on the basis of continuing, cumulative contribution, and consequently will be paid only if Executive is employed and in good standing at the time of bonus payments, which generally occurs within 45 days after the close of the Company's fiscal year. Bonus determinations will be made in the Company's sole discretion.

     In addition, Mr. Trepp is entitled to receive up to 10% of the outstanding shares of our common stock upon achieving certain performance objectives. In the event of a change of control, Mr. Trepp is also entitled to receive a fully vested option to purchase an 10% of the outstanding shares of our common stock immediately prior to the change of control. If we terminate Mr. Trepp without cause (as defined in the agreement), Mr. Trepp is entitled to receive severance pay equal to one week for every two months of employment plus his performance bonus. In addition, all outstanding options will become fully vested.

As of this filing the company has accepted the resignation of Mr. Trepp from the Board of Directors, and Mr. Trepp is also no longer affiliated with the company as President and Chief Operations Officer. The company has been negotiating in good faith with Mr. Trepp on an equitable departure package for both parties, however as of May 13, 2004 no agreement has been reached.

Compensation of Directors

     All members of our board of directors are also our executives officers. They do not receive any additional compensation for their service as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information as of March 31, 2004, as to shares of our Common Stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and each nominee for director and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o 5 G Wireless Communications, Inc., 4136 Del Rey Avenue, Marina Del Rey, California 90292.

	Amount and Nature of Beneficial Ownership
	at December 31, 2003

		Right To Acquire
		Beneficial Ownership of
		Common Stock
	Shares of
	Common Stock	Conversion of		Percentage of
Name and Address of Beneficial	Beneficially	Compensation Accruals in	Total	Beneficially
Owner	Owned (1)	2004(2)	Common Stock	Owned (3)

5% Stockholders

Named Officers and Directors
Jerry Dix	12,688,680(4)	24,867,346	37,556,026	10.10%
Peter Trepp (6)	432,080	932,781	1,364,861	0.37%

Brian Corty	11,367,182	18,740,967	30,108,149	8.10%

Don Boudewyn	2,684,523(5)	23,344,835	26,029,358	6.28%

Other Executives
Paul Zygielbaum	97,222	88,945	186,167	0.05%

John Kelly	86,805	673,360	760,165	0.20%

All current directors and
executive officers as well as
the other executives	27,356,492	68,648,234	96,004,726	25.64%

* Amount represents less than 1% of our Common Stock.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares ofvoting securities shown as beneficially owned by them, subject to community property law, where applicable, and theinformation contained in the footnotes to this table.

(2)	This consists of 68,648,234 shares of common stock our executive officers are entitled to receive as payment for accruedsalaries during 2002 and 2003.

(3)	Applicable percentage ownership of common stock is based on 305,780,070shares issued plus the 68,648,234 of commonstock outstanding as of March 31, 2004 divided by the total common stock for each beneficial owner. Beneficial ownershipis determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing thenumber of shares beneficially owned by a person and the percentage ownership of that person, shares of common stocksubject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of March 31, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person.

(4)	Consists of 12,582,014 shares held by Jerry and Karen Dix, joint tenants with right of survivorship and 106,666 shares heldby Market Force, Inc.Mr. Dix and Mr. Steven Lipman have shared voting and investment control over the shares held by Market Force, Inc.

(5)	Includes 1,184,523 shares held by Wireless Xstream Technologies Ltd, of which Mr. Boudewyn has partially voting and investment control.

(6)	Mr. Trepp is eligible for warrants valued at $20,000 till July 2008 and another $20,000 till March 2006 for investments aspart of convertible debentures in 2003 and 2005 respectively.

There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

None of our directors or executive officers has, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Equity Compensation Plan Information

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003 with respect to the equity compensation plans, including stand-alone compensation arrangements, under which we have granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

Number of
securities
remaining
available
for future issuance
	Number of		under equity
	securities	Weighted-average	compensation
	to be issued upon	exercise price of	plans
	exercise of	outstanding	(excluding
	outstanding	options,	securities
	options, warrants	warrants and	reflected in
	and rights	rights	column(a))
	(a)	(b)	(c)

Plan category
Equity compensation plans approved by security holders	0.00	$0.00	0.00
Equity compensation plans not approved by security
	0.00	$0.00	0.00
holders
Total	0.00	$0.00	0.00

5G Wireless Communications, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan

     On June 1, 2003, our board of directors adopted the 5G Wireless Communications, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (the “Retainer Stock Plan”). The purpose of the Retainer Stock Plan is to enable our Company and our subsidiaries to promote the interests of the Company and its shareholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of the Company’s common stock. Each individual who is a director or consultant shall be a participant in the Retainer Stock Plan.

      A total of 75,000,000 common shares were reserved for issuance under the Retainer Stock Plan. On February 26, 2002, we filed with the SEC a registration statement on form S-8 for the purpose of registering 25,000,000 common shares issuable under the Retainer Stock Plan under the Securities Act of 1933. On June 26, 2003, we filed with the SEC a new registration statement on form S-8 for the purpose of increasing the number of shares registered under our Retainer Stock Plan to 75,000,000.

      5G Wireless Communications, Inc. Amended and Restated 2001 Stock Incentive Plan

      On October 2, 2001, our board of directors adopted the 5G Wireless Communications, Inc. 2001 Stock Incentive Plan (“Stock Incentive Plan”). The purpose of the Stock Incentive Plan is to allow designated officers and employees and certain non-employee directors and consultants of the Company and its subsidiaries to receive certain options to purchase the Company’s common stock as equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability.

      The Stock Incentive Plan provides for (1) the grant of common share purchase options, (2) the grant of stock awards pursuant to which recipients may purchase our common shares, or (3) the grant of stock bonuses as compensation. Common share purchase options granted under the plan may be either incentive stock options which qualify for special tax treatment under Section 422 of the Internal Revenue Code, or non-qualifying options.

      A total of 10,000,000 common shares were reserved for issuance under the Stock Incentive Plan. If shares of common stock awarded or issued under the Stock Incentive Plan are reacquired by the Company due to a forfeiture or for any other reason, such shares shall be cancelled and thereafter shall again be available for purpose of the Stock Incentive Plan. If a stock option expires, terminates or is cancelled for any reason without having been exercised in full, the shares of common stock not purchased thereunder shall again be available for purposes of the Stock Incentive Plan. No awards may be issued after October 1, 2011, the termination date for the Stock Incentive Plan.

      On December 10, 2001, we filed with the SEC a registration statement on form S-8 for the purpose of registering 5,000,000 common shares issuable under the Stock Incentive Plan under the Securities Act of 1933. On June 26, 2003, we filed with the SEC a new registration statement on form S-8 for the purpose of increasing the number of shares registered under our Stock Incentive Plan to 10,000,000.

Item 12. Certain Relationships and Related Transactions

     On February 6, 2002, we entered into a consulting agreement with Mr. Lipman, a former 5% stockholder. Under this agreement, Mr. Lipman provided management consulting services to us in exchange for an aggregate of 13,848,682 shares of our common stock, of which 2,769,736 shares were issued under our Non-Employee Director and Consultant Retainer Plan. This agreement expired on February 6, 2003.

     On February 6, 2002, we entered into a consulting agreement with Mr. Dix, a the current CEO and Chairman of the Board. Under this agreement, Mr. Dix provided management consulting services to us in exchange for an aggregate of 13,848,682 shares of our common stock, of which 2,769,736 shares were issued under our Non-Employee Director and Consultant Retainer Plan. This agreement expired on February 6, 2003.

     On March 21, 2002, we issued an aggregate of 1,184,523 shares of common stock to Wireless Xstream Technologies, Ltd., a company controlled by Mr. Boudewyn, an executive Vice-President and Treasurer of the Company. This issuance was compensation for services rendered to 5 G Wireless between July 1, 2001 and December 31, 2001.

     On April 30, 2002, we issued 15,387,425 shares of restricted common stock to Brian Corty and Mark May in connection with the acquisition of Wireless ThinkTank Inc.

     On August 4, 2003, we issued 2,325,000 shares valued at $67,425 to Mr. Corty for expenses incurred by him on our behalf and then on September 2, 2003 we issued 2,500,000 shares valued at $55,000 to Mr. Corty as an advance against his accrued salary.

     During 2002 and 2003, we used the credit of Service Group, which is a personal company of Mr. Dix to help us purchase equipment.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits:

     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit
Number	Description of Document

1.1
Agency Agreement between 5G Wireless and May Davis Group, Inc., dated April 1, 2003 (incorporated by reference to Exhibit 1 of the Registrant’s Quarterly Report on Form 10-QSB/A for quarter ended June 30, 2003).

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

2.5	Definitive Acquisition Agreement between the Registrant and Wireless Think Tank, dated April 30, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on August 13, 2002).

3(i).1	Articles of Incorporation of Tesmark, Inc. (incorporated by reference to Exhibit 3 to the Registrant’s Form 10).

3(i).2	Certificate of Amendment to Articles of Incorporation of Tesmark, Inc. (incorporated by reference to Exhibit 3.(iii) to the Registrant’s Registration Statement on Form SB-2 (File No. 333-76524).

3(i).3	Certificate of Amendment to Articles of Incorporation of Tesmark, Inc. (incorporated by reference to Exhibit 3.(i) to the Registrant’s Current Report on Form 8-K filed on February 14, 2001).

3(i).4
Certificate of Amendment to Articles of Incorporation of 5G Wireless Communications, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

3(ii)	Bylaws. (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

4.1	Specimen common stock certificate.

4.2
Form of Subscription Agreement Between the Registrant and investors, dated February 12, 2002 (including the following exhibits: Exhibit A: Form of Notice of Conversion; Exhibit B: Form of Registration Rights Agreement; Exhibit C: Form of Debenture; and Exhibit D: Form of Opinion of Registrant’s Counsel) (the following to this agreement have been omitted: Exhibit E: Board Resolution; Schedule 3(A): Subsidiaries; Schedule 3(C): Capitalization; Schedule 3(E): Conflicts; Schedule 3(G): Material Changes; Schedule 3(H): Litigation; Schedule 3(L): Intellectual Property; Schedule 3(N): Liens; and Schedule 3(T): Certain Transactions) (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended March 31, 2002).

4.3
Escrow Agreement between the Registrant, First Union Bank, and May Davis Group, Inc., dated February 12, 2002 (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended March 31, 2002).

Exhibit
Number	Description of Document

4.4
Form of Escrow Agreement between the Registrant, Joseph B. LaRocco, Esq., and investors, dated February 12, 2002 (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended March 31, 2002).

4.5
Security Agreement (Stock Pledge) between the Registrant and investors, dated February 12, 2002 (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarter Report on Form 10-QSB for the quarter ended March 31, 2002).

4.6
Form of Subordinated, convertible Note and Warrants Agreement between the Registrant and investors (including the following exhibits: Exhibit A: Form of Convertible Subordinated Promissory Note; and Exhibit B: Form of Warrant Agreement) (incorporated by reference to Exhibit 4.10 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.1†	Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-81874)).

10.2†	Intentionally omitted.

10.3†	Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81874)).

10.4†
Consulting Agreement between the Registrant and Allan Schwabe, dated November 1, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.5
Consulting Agreement between the Registrant and Cameron House Publishing, LLC, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.6
Consulting Agreement between the Registrant and 519021 BC. Ltd., dated April 1, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.7
Finder’s Fee Agreement for Financing between the Registrant and Allen Schwabe, dated April 1, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.8†
Consulting Agreement between the Registrant and Michael Tan, dated May 1, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.9
Consulting Agreement between the Registrant and Market Force Inc., dated May 3, 2001 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.10†
Employment Agreement between the Registrant and Cameron Robb, dated July 1, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.11
Independent Contractor/Consulting Agreement between the Registrant and Brent Fouch, dated September 1, 2001 (incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form S-8 (File No. 333-70936)).

10.12
Independent Contractor/Consulting Agreement between the Registrant and Cameron Robb, dated November 1, 2001 (incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form S-8 (File No. 333-74822)).

10.13
Independent Contractor/Consulting Agreement between the Registrant and Michael Tan, dated November 1, 2001 (incorporated by reference to Exhibit 10 of the Registrant’s Registration Statement on Form S-8 (File No. 333-74824)).

Exhibit
Number	Description of Document

10.14†
Employment Agreement between the Registrant and Jerry Dix, dated February 1, 2002 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.15†
Employment Agreement between the Registrant and Don Boudewyn, dated February 1, 2002 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.16†
Consulting Services Agreement between the Registrant and Steve Lipman, dated February 6, 2002 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.17†
Consulting Services Agreement between the Registrant and Robert Kirish, dated February 6, 2002 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.18†
Employment Agreement between the Registrant and Brian Corty, dated March 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.19†
Employment Agreement Amendment between the Registrant and Don Boudewyn, dated April 1, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.20
Consulting Services Agreement between the Registrant and Air Communications, Inc., dated February 18, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.21
Consulting Services Agreement between the Registrant and Asher Avitan, dated May 1, 2002 (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.22
Consulting Services Agreement between the Registrant and Marc J. Burling, dated May 1, 2002 (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.23
Consulting Agreement between the Registrant and VMarketing Ltd., dated May 1, 2002 (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.24
Consulting Services Agreement between the Registrant and Dan Bell, dated May 1, 2002 (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.25
Consulting Agreement between the Registrant and MONBARR Holdings, dated May 20, 2002 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.26
Consulting Services Agreement between the Registrant and Paul Levinson, dated May 24, 2002 (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.27
Consulting Services Agreement between the Registrant and Donna Buys, dated June 12, 2002 (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.28
Consulting Services Agreement between the Registrant and Curtis Mearns, dated June 17, 2002 (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

Exhibit
Number	Description of Document

10.29
Consulting Services Agreement between the Registrant and Jones Family Trust, dated June 20, 2002 (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.30
Consulting Agreement between the Registrant and Service Group, dated July 5, 2002 (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.31†
Executive Employment Agreement between 5G Wireless and Peter Trepp, dated July 4, 2003 (including Exhibit A: Employee Proprietary Information and Inventions Agreement) (the following exhibits have been omitted: Exhibit A – Schedule A: Employee’s Disclosure; and Exhibit A - Schedule B: Termination Certificate Concerning 5G Wireless Communications, Inc. Proprietary Information ) (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)..

10.32
The Company entered into a consulting agreement with Mr. Dix, the current CEO and Chairman of the Board On February 6, 2002. Under this agreement, Mr. Dix provided management consulting services to the Company in exchange for an aggregate of 13,848,682 shares of its common stock, of which 2,769,736 shares were issued under its Non-Employee Director and Consultant Retainer Plan. This agreement expired on February 6, 2003.

10.33	Building Lease.

10.34	Agreement for November Private Placement

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

      † Indicates management contract or compensatory plan or arrangement.

* In accordance with Item 601(b)(32)(ii) of Regulation S-B and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-KSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

      (b) Reports on Form 8-K

      None.

Item 14. Principal Accountant Fees and Services

     Aggregate fees for professional services rendered for us by Michael Deutchman, CPA and Carter & Balsam, a Professional Corporation, for the years ended December 31, 2002 and 2003, were as follows:

     Audit Fees. The aggregate fees billed by Michael Deutchman for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-QSB were $0.00 and $10,500 during the fiscal year ending December 31, 2003 and 2002, respectively. The aggregate fees billed by Carter & Balsam for professional services rendered for the audit of our annual financial statements during the fiscal year ending December 31, 2003 and 2002 was $ 40,000 and $30,000 respectively.

     Audit-Related Fees. There were no fees billed by Michael Deutchman for assurance and related services rendered in connection with the audit or review of our financial statements, which are not included above under Audit Fees, during the fiscal years ending December 31, 2002 and 2003, respectively. No fees were billed by Carter & Balsam during the fiscal years ending December 31, 2002 and 2003.

     Tax Fees. No fees were billed by Michael Deutchman and Carter & Balsam for professional services rendered for tax compliance, tax advice, and tax planning during the fiscal years ending December 31, 2002 and 2003.

     All Other Fees. There were no fees billed for services rendered by either Michael Deutchman or Carter & Balsam other than for the services described above, including services rendered in connection with tax consulting, permitted internal audit outsourcing and other non-audit services, during the fiscal years ending December 31, 2002 and 2003.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5G WIRELESS COMMUNICATIONS, INC.

By:

Jerry Dix
Chief Executive Officer

Date: May 18, 2004

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Dix and Don Boudewyn, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerry Dix
	Chief Executive Officer	May 18, 2004
Jerry Dix	(Principal Executive Officer)
and Director
/s/ Don Boudewyn
	Treasurer	May 18, 2004
Don Boudewyn	(Principal Accounting and
Financial Officer)
/s/ Brian Corty
	Director	May 18, 2004
Brian Corty