Form 10KSB/A
period 2003-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2004-05-20
CIK 1100748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A

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

10.33	Building Lease.

10.34	Agreement for November Private Placement

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

23.1	Consent of Independent Auditors.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

5G WIRELESS COMMUNICATIONS, INC.

By:	/s/ Jerry Dix

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