Form 10QSB
period 2004-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2004-05-28
CIK 1100748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


                                   FORM 10-QSB

         (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2004



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

                    Issuer's telephone number: (310) 448-8022

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

      Issuer's revenue for fiscal quarter ended March 31, 2004: $ 66,549

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


                        5G WIRELESS COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                2004 FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004
                                                                                                            Page
                                                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheet as of March 31, 2004................................3

                     Condensed Consolidated Statements of Operations for the three month ended March
                     31, 2004 and March 31, 2003..............................................................4

                     Condensed Consolidated Statements of Cash Flows for the Three Months ended
                     March 31, 2004 and March 31, 2003........................................................5

                     Notes to Condensed Consolidated Financial Statements.....................................6

         Item 2.     Management's Discussion and Analysis of Financial Condition and results of
                     Operations..............................................................................11

         Item 3.     Controls and Procedures.................................................................17

PART II  OTHER INFORMATION...................................................................................19
         Item 1.     Legal Proceedings.......................................................................19
         Item 2.     Changes in Securities and Use of Proceeds...............................................19
         Item 3.     Defaults Upon Senior Securities.........................................................19
         Item 4.     Submission of Matters to a Vote of Security Holders.....................................19
         Item 5.     Other Information.......................................................................19
         Item 6.     Exhibits and Reports....................................................................19




PART I

ITEM 1.   FINANCIAL STATEMENTS

                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


ASSETS                                                                                   2004
                                                                                      ------------

Current assets:

  Accounts receivable, net of $7,122 of allowance for doubtful accounts               $      3,545
  Inventory                                                                                 14,500
  Prepaid expenses and other current assets                                                 52,120
                                                                                      ------------

      Total current assets                                                                  70,165

Property and equipment, at cost                                                            266,060
Accumulated depreciation                                                                  (162,106)
                                                                                      ------------
      Net property and equipment                                                           103,954
                                                                                      ------------

Total assets                                                                          $    174,119
                                                                                      ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Bank overdraft                                                                      $      1,923
  Accounts payable                                                                         280,105
  Accrued expenses                                                                         884,376
  Notes payable                                                                             79,367
  Convertible debentures                                                                   539,675
                                                                                      ------------

    Total current liabilities and total liabilities                                      1,785,446
                                                                                      ============
Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $0.001 par value; 10,000,000
    shares authorized; none issued or outstanding                                               --

  Common stock, $0.001 par value; 800,000,000 shares authorized; 303,280,070 issued        303,280
  Additional paid-in capital                                                            12,707,828
  Accumulated deficit                                                                  (14,622,435)
                                                                                      ------------

     Net stockholders' deficiency                                                       (1,611,327)
                                                                                      ------------
Total liabilities and stockholders' deficiency                                        $    174,119
                                                                                      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 5G WIRELESS COMMUNICATIONS INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                          2004             2003
                                      -------------    -------------

Revenues                              $      66,549    $      18,459

Cost of revenues                             29,440               --
                                      -------------    -------------

Gross profit                                 37,109           18,459
                                      -------------    -------------

Operating expenses:
  General and administrative                853,149          221,228
  Depreciation                               20,322           16,118
                                      -------------    -------------

     Total operating expenses               873,471          237,346
                                      -------------    -------------

         Operating loss                    (836,362)        (218,887)

Interest expense                             15,618               --
                                      -------------    -------------

Net loss                              $    (851,980)   $    (218,887)
                                      =============    =============

    Loss per basic common share:      $      (0.004)   $      (0.003)

Weighted average shares outstanding     218,357,254       82,079,899


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                          2004         2003
                                                                        ---------    ---------

Cash flows from operating activities                                    $(464,923)     (22,243)
                                                                        ---------    ---------

Cash flows from investing activities                                      (30,170)      (2,543)
                                                                        ---------    ---------

Cash provided by financing activities                                     281,500       47,000
                                                                        ---------    ---------

Net (decrease)/increase in cash and cash equivalents                     (213,593)      22,214
Cash and cash equivalents, beginning of period                            211,670        5,463
                                                                        ---------    ---------

Cash and cash equivalents, end of period                                $  (1,923)   $  27,677
                                                                        =========    =========

Supplemental disclosures of cash flow information:
 Non-cash financing activities:
    Conversion of convertible debentures into common shares             $  10,000    $      --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

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

The Company provides patent pending, innovative wireless technology. It designs, builds, markets and services Wi-Fi compatible wireless broadband systems. The Company had built a Wireless Internet Service network in the New York State area for research and development. In July 2003, the Company discontinued serving this area and has moved all research and development to its facilities in Marina Del Rey, California. In conjunction with this move, it changed its focus from a service provider to a manufacturer of integrated wireless solutions to create large and efficient wireless local area networks and wide area networks with far less equipment and expense than competitors. Equipment sales in first quarter 2004 result principally from sale and installation of wireless devices to customers in Southern California. Revenues in first quarter 2003 are the result of the delivery of broadband access to residential and business subscribers, web hosting and design, and engineering consulting services.


NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the quarters ended March 31, 2004 and 2003, the Company incurred losses of $851,980 and $218,887, respectively and the Company has an accumulated deficit of $14,622,435 as of March 31, 2004. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock, convertible debentures and notes payable. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability. Management plans to continue raising additional capital through a variety of fund raising methods during 2004 and 2005 and the Company intends to pursue all fundraising alternatives in this regard. The Company may also consider a variety of potential partnership or strategic alliances to strengthen its financial position.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & BASIS OF PRESENTATION

Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Reference is made to the financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2003.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter company transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $7,122 at March 31, 2004.

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

Stock-Based Compensation
The Company issues shares of common stock to individuals and entities for management, legal, consulting and marketing services. These issues are measured at the quoted market price of the Company's stock at the date the vendor or provider agreed to the issue of shares for service, or at the contracted dollar value of the services. These transactions are reflected as a component of general and administrative expenses in the accompanying statements of operations.

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

Research and Development
The Company accounts for research and development costs in accordance with the FASB's SFAS No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs in the first quarters of 2003 and 2004 were minor and are included in general and administrative expenses.

Fair Value of Financial Instruments
For certain of the Company's financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, other assets, notes payable, convertible debt, accounts payable and, accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Costs Associated with Exit or Disposal Activities
The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposed Activities". This statement requires that a liability for a cost associated with an exit or disposed activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.

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

NOTE D - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for the first quarter of 2004. The Company's adoption of FIN 46 did not have any impact on its condensed consolidated results of operations, financial position or cash flows as it did not have any variable interest entities or any special-purpose entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," that amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. The Company's adoption of SFAS No. 149 did not have an impact on its results of operations, financial condition or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," (Statement
150). Statement 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003, with certain exceptions. The Company's adoption of Statement 150 did not have an impact on its results of operations, financial position or cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). SAB 104 clarifies existing guidance regarding revenue recognition. The Company's adoption of SAB 104 did not have an impact on its consolidated results of operations, financial position or cash flows.

NOTE E - RELATED PARTY TRANSACTIONS

   On March 16th, 2004 the Company issued 1,000,000 shares to Mr. Corty for expenses incurred by the employee on behalf of the company.

NOTE F - SECURITY TRANSACTIONS

Preferred Stock
No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note payable

   Notes Payable:
   Promissory note, due on demand                 $          50,000
   Loan                                                      20,000
   Unsecured bank loan                                        9,367
                                                      --------------
         Total                                    $          79,367
                                                      ==============

On March 21, 2003, the Company signed a $50,000 promissory note to a consultant due on or before December 31, 2003 which as of March 31, 2004 remains unpaid. The note required 10 monthly installments of principal and interest at $5,416.67 and included a 10% annual interest rate.

Convertible Debentures

    Convertible Debentures:
    2002 5% Debentures                                $          54,675
    2003 8% Subordinated Promissory notes                       135,000
    2003 9% Convertible debentures                              100,000
    2004 Convertible promissory notes                           250,000
                                                          --------------
          Total                                       $         539,675
                                                          ==============

In 2003, the Company agreed to terms with four investors, one of which was the president of the Company, Peter Trepp, to loan the company a total of $135,000 under subordinated promissory notes. The subordinated notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The notes are subordinated to all of the Company's indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on the Company's balance sheet. Each investor was issued warrants to purchase shares of the Company's common stock equal to 40% of the amount invested in the notes.

On May 27, 2003, the Company closed on a private placement funding with investors through subscription agreements. The funding consists of a total of $100,000 principal amount, 9% coupon convertible debentures due in 2004. These debentures are convertible into common stock at (i) 125% of the closing bid price (as reported by Bloomberg) on the closing date, or (ii) 60% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg) during the twenty (20) trading days immediately prior to the conversion date.

On March 9, 2004, the Company raised $250,000 with a convertible promissory note of which $50,000 came from Mr. & Mrs. Trepp, who was the President and COO, $25,000 from an executive with the company and $25,000 from a relative of the Executive Vice President and Treasurer. The note holders are eligible to receive a warrant for 40% of the vested amount for two years. Also, in the event the Company closes an equity financing in which it raises not less than $500,000 of additional financing (not including any Notes converted into such financing) (a "New Financing"), then the principal amount plus any accrued interest of all Notes mandatory shall either convert into (a) Company Common Stock on the terms set forth above, or (b) shares of Company capital stock sold in such New Financing at a price per share equal to the lowest price per share paid by any of the investors in such transaction. The Company will convert the note holders into the new financing as it raised more than $500,000 on April 22, 2004.

During the period January 1, 2004 to March 31, 2004, the company issued a total of 4,320,000 shares pursuant to a registration statement on Form S-8.

Warrants
The Company has issued warrants during the past three years. All warrants have lapsed as of March 31, 2004 with the exception of nine warrants. The warrant holders have the right to purchase $154,000 in shares of the Company's common stock.

NOTE G - INCOME TAXES

The Company has incurred losses since inception and has operating loss carry forwards. Utilization of these loss carry forwards may be restricted due to the change in the composition of ownership of the Company. The principal difference between assets and liabilities for financial statement and income tax return purposes are the net operating loss carry forwards. This difference resulted in a deferred tax asset, offset by a valuation allowance of 100%, resulting in no asset at December 31, 2003 and March 31, 2004. Management believes that the valuation allowance at December 31, 2003 and March 31, 2004 should be maintained at 100% of the deferred tax asset amount. The valuation allowance will be reassessed each year and adjusted as necessary based on management's estimates of the realizability of the asset.

No income tax expense was recognized for the quarters ended March 31, 2004 and 2003 due to the losses incurred. Minimum California franchise taxes are included in general and administrative expenses due to their immateriality.

NOTE H - SUBSEQUENT EVENTS

The Company plans to issue shares of common stock in mid 2004 to its executive officers for accrued but unpaid salary, totaling $588,000, estimated to approximate 68 million shares.

On April 9, 2004, the Company raised $65,000 from a promissory note which the Company has since repaid.

On April 15, 2004, the Company raised $20,000 from a promissory note which the Company has since repaid.

On April 22, 2004, the Company raised additional funding through an unsecured convertible promissory note of up to $1,500,000. As of May 25, 2004, the Company has received $615,000. The note is for a two year term with 9% interest per annum. The Notes are convertible into Common Stock of the Company at the election of the holder at the lower of either (1) 125% of the final bid trading price of the Company Common Stock on the date of the initial closing, $0.033, or
(2) 100% of the lowest closing bid price of the Company's Common Stock for the sixty (60) trading days immediately preceding the date of conversion. In the event the Company closes an equity financing in which it raises not less than $3,000,000 of additional financing (not including any Notes converted into such financing) (a "New Financing"), then the principal amount plus any accrued interest of all Notes mandatory shall either convert into (a) Company Common Stock on the terms set forth above, or (b) shares of Company capital stock sold in such New Financing at a price per share equal to the lowest price per share paid by any of the investors in such transaction. The Company shall have the right to redeem the Notes, in whole or in part, as follows; at 130% of the outstanding principal amount, including accrued interest, from day 1 through day 182, at 140% of the outstanding principal amount, including accrued interest, from day 183 through day 365. A sales commission comprised of 10% of the gross proceeds to the offering, plus Two Million (2,000,000) unregistered shares of Company Common Stock will be issued to May Davis Group, Inc., a registered broker/dealer.

The Company has accepted the resignation of Mr. Trepp from the Board of Directors. Mr. Trepp is also no longer affiliated with the Company as President and Chief Operations Officer. The Company has been negotiating with Mr. Trepp on departure package, however as of May 27, 2004, no agreement has been reached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read with the condensed consolidated financial statements and related notes included elsewhere in this Report.

      When used in this Report, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth and profitability, our need for future financing, our dependence on personnel, our operating expenses, our ability to respond to rapid technological change and statements regarding the issuance of common stock to our executive officers. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, our ability to obtain future financing, and the risks set forth below under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. 5G Wireless expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

      The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. The most critical accounting policies are the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that of the significant accounting policies used in the preparation of our consolidated financial statements (see Note B to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates. The methods, estimates and judgments 5G Wireless uses in applying these most critical accounting policies have a significant impact on the results 5G Wireless reports in our financial statements.

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

      We have devoted substantial resources to the build out of our networks and product research and development with limited resources applied to our marketing programs. As a result, we have historically experienced operating losses and negative cash flow. We expect that these operating losses and negative cash flows may continue through additional periods. In addition, we only have a limited record of revenue-producing operations and there is only a limited operating history upon which to base an assumption that we will be able to achieve our business plans.

Results of Operations

      The results of operations reflected in this discussion include the operations of 5G Wireless for the quarters ended March 31, 2004 and March 31, 2003.

      Revenue

      Revenue from continuing operations increased by $48,090 or 261% from $18,459 for the quarter ended March 31, 2003 to $66,549 for the quarter ended March 31, 2004. The increase in revenue was primarily due to a change in the business model from service provider to original equipment manufacturer, with equipment sales totaling $41,380 in the quarter ending March 31, 2004.

      Cost of Revenue

      Cost of revenue principally includes the cost of the components required to produce the various products and equipment required to complete the products. Total cost of revenue increased by $ 29,440 from $0 for the quarter ended March 31, 2003. For the quarter ended March 31, 2003, the Company did not have cost of revenues because the company did not sell equipment.

Operating Expenses

      Total operating expenses increased by $636,125 (or 268%) from $237,346 for the quarter ended March 31, 2003 to $873,471 for the quarter ended March 31, 2004. The increase was primarily attributable to additional staff to support the orders required to produce the product. These general and administration expenses are expected to remain at or near this number during the next quarter.

      Other Expenses

      Interest expense for the quarter ended March 31, 2004 was $15,618. For the quarter ended March 31, 2003, the Company did not record interest expense.

      Net Loss

      Net loss increased by $633,093 (or 289%) from a net loss of $218,887 for the quarter ended March 31, 2003 to a net loss of $851,980 for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and Cash Equivalents

      We have incurred significant losses and negative cash flows from operations for the last two years. We have obtained our required cash resources through private placements, convertible debentures and notes payable. We may not operate profitably in the future and may be required to continue to raise additional capital to finance our operations.

      Cash and cash equivalents decreased to an overdraft of $1,923 at March 31, 2004 from $211,670 at December 31, 2003.

      Cash used for operating activities was $464,923 during the quarter ended March 31, 2004 compared to $22,243 for the quarter ended March 31, 2003.

      Cash Used for Investing Activities

      Cash used for investing activities of $30,170 and $2,543 during the quarters ended March 31, 2004 and 2003, respectively, consisted of computer, network and research and development equipment.

      Cash Provided by Financing Activities

      Financing activities provided cash of $281,500 during the quarter ended March 31, 2004 and included the issuance of $250,000 in convertible debentures and $31,500 in proceeds from the sales of our common stock.

      We recognize the need for the infusion of cash during fiscal 2004 and 2005 and are actively pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

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

      We believe we currently have adequate cash to fund anticipated cash needs for approximately the next five months as we received additional funding of $615,000 in April and May 2004. An adverse business or legal development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

      Going Concern

      These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed in the financial statements for the year ended December 31, 2003, the opinion of our independent auditor includes an explanatory fourth paragraph stating that there is substantial doubt about our ability to continue as a going concern.

      Off Balance Sheet

      We have not entered into any off balance sheet arrangements that have or reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital ependiture, or capital resources and would be considered material to investors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 has not had any impact on our financial statements as management uses the fair value of goods and services received to determine the number of shares to issue.

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN
46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for the first quarter of 2004. The Company's adoption of FIN 46 did not have any impact on its condensed consolidated results of operations, financial position or cash flows as it did not have any variable interest entities or any special-purpose entities.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," or Statement 150. Statement 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003, with certain exceptions. Our adoption of Statement 150 did not have an impact on our results of operations, financial position or cash flows.

      In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). SAB 104 clarifies existing guidance regarding revenue recognition. The Company's adoption of SAB 104 did not have an impact on its consolidated results of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. WE CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.

      We have a limited record of revenue-producing operations under our current plan of business. We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. As of March 31, 2004, our accumulated deficit was $ 14,622,435. Our auditors included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements, for the years ended December 31, 2003 and 2002, to the effect that our loss from operations for the year ended December 31, 2003, and the accumulated deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. As a result of the fixed nature of many of our expenses, we may not able to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our operations and financial condition. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand our customer base. Accordingly, we intend to invest heavily in marketing, strategic relationships, development of our customer base and development of our marketing technology. If we are not successful in promoting our brand name and expanding our customer base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE TO OPERATE.

      We believe we currently have adequate cash to fund anticipated cash needs for approximately the next six months. Our independent auditors have advised us regarding uncertainty as to our ability to continue as a going concern. We will need to raise additional capital in the future and are actively pursuing various financing options. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. In addition, if our cash assets are inadequate to meet our operational needs, we may compensate providers for services rendered by issuing shares of our common stock in lieu of cash, which will dilute existing shareholders. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

      o     curtail our operations significantly;

      o     sell significant assets;

      o seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

      o explore other strategic alternatives including a merger or sale of 5G Wireless.

      Because our technology is deployed in license-free frequency bands, our products may cause harmful interference to other equipment manufacturers' products and other equipment manufacturers' products may cause harmful interference to our products. If this should occur we or our customers could be required to discontinue service.

      Our technology is deployed in license-free frequency bands and are not subject to any wireless or transmission licensing in most jurisdictions, including the United States. Continued license-free operation is dependent upon the continuation of existing government policy. While we are not aware of any policy changes planned or expected, there can be no assurances that government policy will not change. License-free operation of our products in the 2.4 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and our products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If we are unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, we or our customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 2.4 GHz band becomes unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

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

      Some of our competitors have:

      o     longer operating histories;

      o     larger customer bases;

      o     greater name recognition and longer relationships with clients; and

      o significantly greater financial, technical, marketing, public relations and managerial resources than we do.

      Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including:

      o     range;

      o     non-line of sight capabilities;

      o     data rate;

      o     security scheme;

      o     simultaneous users;

      o     implementation cost and;

      o     a total solutions provider.

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

      Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

      o market acceptance of and changes in demand for our products and services;

      o     gain or loss of clients or strategic relationships;

      o announcement or introduction of new services and products by us or by our competitors;

      o     our ability to build brand recognition;

      o     timing of sales to customers;

      o     price competition;

      o our ability to upgrade and develop systems and infrastructure to accommodate growth;

      o our ability to attract and integrate new personnel in a timely and effective manner;

      o our ability to introduce and market products and services in accordance with market demand;

      o     changes in governmental regulation;

      o reduction in or delay of capital spending by our clients due to the effects of terrorism, war and political instability; and

      o     general economic conditions.

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

      We rely on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. If we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue. Any patents that we may obtain may not sufficiently protect our intellectual property and may be challenged by third parties. Our effort to protect our intellectual property rights may not prevent the misappropriation of our intellectual property. Other parties may also independently develop similar or competing products that do not infringe upon our intellectual property rights. Any infringement claims could cause us to spend significant time and money to defend our products, redesign our products or develop or license a substitute technology. We may be unsuccessful in acquiring or developing substitute technology and any required license may be unavailable on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

      Our executive officers and directors have interests outside of 5G Wirelesses to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors. As a result, certain conflicts of interest may arise between 5G Wireless and its executive officers or directors. Any potential conflicts of interest will be resolved by our board of directors in a manner consistent with their fiduciary duties. To minimize any potential conflicts of interest, it is the intention of management to present to our board of directors any proposed investments for its evaluation. If a conflict of interest were to arise, it could have a material adverse effect on our financial condition and results of operations.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAT ACTIONS SOUGHT BY OUR OTHER SHAREHOLDERS.

      Our executive officers and directors beneficially own approximately 25.64% of the outstanding shares of our common stock as of March 31, 2004 including those accrued that are now eligible to convert to common shares.

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

OUR COMMON STOCK IS A LOW PRICED SECURITY AND THIS MAY AFFECT THE MARKET VALUE OF OUR COMMON STOCK.

      Historically, there has been a limited public market for our common stock. Our common stock is currently quoted on the Over the Counter Bulletin Board and our stockholders may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, our common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their securities in the secondary market.

      The restriction on a substantial portion of the restricted stock at December 31, 2003 lapsed in February 2004.

IF WE FAIL TO MAINTAIN MARKET MAKERS, OUR COMMON STOCK PRICE COULD DECLINE.

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

      As of March 31, 2004, there were approximately 303,280,070 shares of common stock outstanding, of which at least 69,734,969 shares are restricted securities under the Securities Act, a minority of which are held by related parties of 5G Wireless. In addition, we expect to issue shares of common stock to our executive officers for accrued but unpaid salary, totaling $588,000, estimated to approximately 68 million shares. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

      (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it's our stated goals under all potential future conditions.

The evaluation revealed certain weaknesses in disclosure controls and procedures. Based on their evaluation as of the period covered by this quarterly report, our Chief Executive Officer and Treasurer have concluded that, subject to the limitations noted above, and except for the weaknesses noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Report was being prepared.

      (b) CHANGES IN INTERNAL CONTROLS. We plan to institute greater controls by adding additional staff to allow for greater third person review and verification of all transactions thereby enhancing the accuracy of all records. We are also looking to implement many of the new requirements required under the Sarbanes-Oxley Act of 2002 during the coming year. However, we believe that there are no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2004, the Company issued 684,970 shares of common stock to one accredited investor for $31,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2004, the Company issued promissory notes in the aggregate of amount of $250,000 to five accredited investors. The promissory notes have a term of two years, have an interest rate of 9% per annum and are convertible into common stock. The investors also received two year warrants to purchase up to $100,000 based on the conversion price. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

During the period from January 1, 2004 to March 31, 2004, the Company issued a total of 4,320,000 shares of common stock to consultants for services valuing $208,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 2004, the Company issued a total of 1,000,000 shares to Mr. Corty for expenses incurred by the employee on behalf of the Company in the amount of $23,950. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included in this report or incorporated by reference into this report:

2.1 Agreement and Plan of Reorganization and Merger between Tesmark, Inc., an Idaho corporation, and the Registrant (formerly known as Tesmark, Inc.), a Nevada corporation, dated November 10, 1998 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 15, 1999).

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

3(i).1 Articles of Incorporation of Tesmark, Inc. (incorporated by reference to Exhibit 3 to the Registrant's Form 10).

3(i).2 Articles of Incorporation of Tesmark, Inc. (incorporated by reference to Exhibit 3 to the Registrant's Form 10).

3(i).3 Certificate of Amendment to Articles of Incorporation of Tesmark, Inc. (incorporated by reference to Exhibit 3.(i) to the Registrant's Current Report on Form 8-K filed on February 14, 2001).

3(i).4 Certificate of Amendment to Articles of Incorporation of 5G Wireless Communications, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

3(ii) Bylaws. (incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

4.1 Form of Promissory Note dated March 4, 2004 issued to accredited investors on March 4, 2004.

4.2 Form of Note Purchase Agreement dated March 4, 2004 issued to accredited investors on March 4, 2004.

4.3 Form of Warrant dated March 4, 2004 issued to accredited investors on March 4, 2004.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) (2).

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) (2).

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

None.

SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               5G WIRELESS COMMUNICATIONS, INC.


                                               By:
                                                    ---------------------------
                                                    Jerry Dix
                                                    Chief Executive Officer

                                               Date: May 27, 2004

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Dix and Don Boudewyn, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-QSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                             TITLE                     DATE


                                    Chief Executive Officer        May 27, 2004
-------------------------------   (Principal Executive Officer)
         Jerry Dix                        and Director

                                           Treasurer               May 27, 2004
-------------------------------    (Principal Accounting and
       Don Boudewyn                     Financial Officer)


                                             Director              May 27, 2004
--------------------------------
        Brian Corty