Form 10QSB/A
period 2004-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2004-05-28
CIK 1100748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


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

      o     implementation cost; and

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

In March 2004, the Company issued promissory notes in the aggregate amount of $250,000 to five accredited investors. The promissory notes have a term of two years, have an interest rate of 9% per annum and are convertible into common stock. The investors also received two year warrants to purchase up to $100,000 based on the conversion price. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


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


                                               5G WIRELESS COMMUNICATIONS, INC.


                                               By:  /s/ Jerry Dix
                                                    ---------------------------
                                                    Jerry Dix
                                                    Chief Executive Officer

                                               Date: May 27, 2004

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Dix and Don Boudewyn, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-QSB/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                             TITLE                     DATE


/s/ Jerry Dix                       Chief Executive Officer        May 27, 2004
-------------------------------   (Principal Executive Officer)
         Jerry Dix                        and Director

/s/ Don Boudewyn                           Treasurer               May 27, 2004
-------------------------------    (Principal Accounting and
       Don Boudewyn                     Financial Officer)


/s/ Brian Corty                             Director               May 27, 2004
--------------------------------
        Brian Corty