Form 10QSB
period 2004-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2004-08-16
CIK 1100748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to

                        Commission file number: 000-30448

                        5G WIRELESS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                          20-0420885
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                        identification number)

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



 Number of shares of Common Stock outstanding as of August 16, 2004: 435,282,283


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                            Page

PART I   FINANCIAL INFORMATION

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheet as of June 30,
                     2004......................................................3

                     Condensed Consolidated Statements of Operations
                     for the six months ended June 30, 2004 and June 30,
                     2003......................................................4

                     Condensed Consolidated Statements of Operations
                     for the three months ended June 30, 2004 and June 30,
                     2003......................................................5

                     Condensed Consolidated Statements of Cash Flows
                     for the six months ended June 30, 2004 and June 30,
                     2003......................................................6

                     Notes to Condensed Consolidated Financial Statements......7

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................12

         Item 3.     Controls and Procedures..................................20

PART II  OTHER INFORMATION....................................................21
         Item 1.     Legal Proceedings........................................21
         Item 2.     Changes in Securities and Use of Proceeds................21
         Item 3.     Defaults Upon Senior Securities..........................21
         Item 4.     Submission of Matters to a Vote of Security Holders......21
         Item 5.     Other Information........................................21
         Item 6.     Exhibits and Reports on Form 8-K.........................21

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
--------------------------------------------------------------------------------


                                   (UNAUDITED)
                                     ASSETS

Current Assets
   Cash                                                            $     89,372
   Accounts receivable, net                                              37,445
   Inventory                                                             43,284
   Prepaid expenses and other current assets                             39,520

     Total current assets                                               209,621
Property and Equipment, net                                              84,272
                                                                   ------------
Total Assets                                                       $    293,893
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
   Accounts payable                                                $    303,616
   Accrued expenses                                                      37,232
   Notes payable                                                         81,203

Convertible notes payable, net of
   discount, current portion                                            135,000
                                                                   ------------
     Total current liabilities                                          557,051

   Long-Term Liabilities

   Convertible notes payable, net of discount,
     long-term portion                                                  762,377

   Commitments and Contingencies

   Stockholders' Deficit
   Preferred stock, $0.001 par value,
     10,000,000 shares authorized;
     no shares issued and outstanding                                        --
   Common stock, $0.001 par value, 800,000,000
    shares authorized;
   416,055,010 shares issued and outstanding as of June 30, 2004        416,055
   Additional paid in capital                                        14,209,244
Accumulated Deficit                                                 (15,650,834)
                                                                   ------------
     Total stockholders' deficit                                     (1,025,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    293,893
                                                                   ============

 See accompanying notes to these financial statements

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                   (UNAUDITED)


                                                    2004             2003
                                               -------------    -------------

REVENUES                                       $     183,795    $      71,639

COST OF REVENUES                                      54,729           57,256
                                               -------------    -------------

GROSS PROFIT                                         129,066           14,383
                                               -------------    -------------

OPERATING EXPENSES
   General and administrative                      1,129,022          433,284
   Salaries and related                              762,520          391,807
   Depreciation                                       42,190           32,545
                                               -------------    -------------

TOTAL OPERATING EXPENSES                           1,933,732          857,636
                                               -------------    -------------

OPERATING LOSS                                    (1,804,666)        (843,253)

   Interest expense, net                              75,713            2,468
                                               -------------    -------------

NET LOSS                                       $  (1,880,379)   $    (845,721)
                                               =============    =============


   BASIC AND DILUTED LOSS PER COMMON SHARE     $       (0.01)   $       (0.00)
                                               =============    =============

   BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                    334,203,336      212,114,509
                                               =============    =============

See accompanying notes to these financial statements

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                   (UNAUDITED)

                                                  2004             2003
                                             -------------    -------------

REVENUES                                     $     117,246    $      53,180

COST OF REVENUES                                    25,289           57,256
                                             -------------    -------------


GROSS PROFIT                                        91,957           (4,076)
                                             -------------    -------------

OPERATING EXPENSES
   General and administrative                      275,873          209,368
   Salaries and related                            227,547          394,495
   Depreciation                                     21,868           16,427
                                             -------------    -------------

TOTAL OPERATING EXPENSES                           525,288          620,290
                                             -------------    -------------

OPERATING LOSS                                    (433,331)        (624,366)

   Interest expense, net                            60,095            2,468
                                             -------------    -------------

NET LOSS                                     $    (493,426)   $    (626,834)
                                             =============    =============

   BASIC AND DILUTED LOSS PER COMMON SHARE   $       (0.00)   $       (0.00)
                                             =============    =============

   BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                  374,589,830      232,515,786
                                             =============    =============

See accompanying notes to these financial statements

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                   (UNAUDITED)

                                                   2004           2003
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $(1,880,379)   $  (845,721)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES

   Amortization of discount on
     convertible notes payable                      47,975             --

   Issuance of common stock for services         1,484,342        692,179

   Depreciation and amortization                    42,190         32,545

CHANGES IN OPERATING ASSETS AND LIABILITIES:

   Accounts receivable                             (30,340)        (5,378)

   Inventory                                       (38,784)            --

   Prepaid expenses and other current assets        38,670       (124,140)

   Accounts payable and accrued expenses          (635,952)      (129,381)
                                               -----------    -----------

     NET CASH USED IN OPERATING ACTIVITIES        (972,278)      (121,134)
                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment             (32,356)       (23,575)
                                               -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES              (32,356)       (23,575)
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from the issuance of notes payable      (8,164)       155,460

   Issuance of common stock for cash                    --              0

   Proceeds from issuance of convertible
     debt, net of issuance costs                   890,500             --

   Principal repayments on convertible debt             --              0
                                               -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          882,336        155,460
                                               -----------    -----------

NET DECREASE IN CASH                              (122,298)        10,751

CASH AT BEGINNING OF PERIOD                        211,670          5,258
                                               -----------    -----------

CASH AT END OF PERIOD                          $    89,372    $    16,009
                                               ===========    ===========

See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the period ended June 30, 2004.

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

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

The Company provides patent pending, innovative wireless technology. It designs, builds, markets and services Wi-Fi compatible wireless broadband systems. The Company had built a Wireless Internet Service network in the New York State area for research and development. In July 2003, the Company discontinued serving this area and has moved all research and development to its facilities in Marina Del Rey, California. In conjunction with this move, it changed its focus from a service provider to a manufacturer of integrated wireless solutions to create large and efficient wireless local area networks and wide area networks with far less equipment and expense than competitors. Equipment sales in the first quarter 2004 result principally from the sale and installation of wireless equipment to customers in Southern California. Revenues in the first quarter 2003 are the result of the delivery of broadband access to residential and business subscribers, web hosting and design, and engineering consulting services.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of 5G Wireless Communications, Inc. and its wholly owned subsidiary (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company has negative working capital of approximately $347,000, an accumulated deficit of approximately $15,651,000 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and existing debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. Therefore, the Company will be required to seek additional funds to finance its working capital and long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN (CONTINUED)

In response to these problems, management has taken the following actions:

      o Actively pursuing various forms of additional financing, including convertible notes payable and a private placement of the Company's common stock.

      o     Aggressively marketing the Company's products.

      o Performing a thorough evaluation of its' operations in order to implement cost saving strategies.

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

INVENTORY

Inventory is valued at the lower of cost or market value. It is comprised solely of parts used in the assembly of wireless radio systems. Cost is determined using the FIFO method. The Company has determined that no valuation reserve is necessary at June 30, 2004.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," as updated by SAB 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 101.

BASIC AND DILUTED LOSS PER COMMON SHARE

Under Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share is the same as additional potential common shares would be anti-dilutive.

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

At June 30, 2004, the Company does not have a stock-based employee compensation plan and has one stock-based non-employee compensation plan (the "2004 Plan"). In June 2004, the Company increased the number of options issuable under the 2004 Plan from 75,000,000 options to 150,000,000 options.

RESEARCH AND DEVELOPMENT

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs in the second quarters of 2003 and 2004 were minor and are included in general and administrative expenses.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2003 and 2002 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2004 are not expected to have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation.

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


2.    CONVERTIBLE NOTES PAYABLE

$250,000 CONVERTIBLE NOTES

In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or those related to certain management personnel. All borrowings are due in March 2006, with monthly interest payments on the outstanding balance. The $250,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, or
(c) 60% of the average of the three (3) lowest closing bid prices during the twenty (20) trading days immediately prior to the conversion date.

In connection with the $250,000 Convertible Notes, the Company granted warrants to purchase 666,667 shares of the Company's restricted common stock at an exercise price of the lesser of: (a) the 5 day average closing bid price prior to closing or (b) the 15 day average closing bid price prior to exercise. The warrants vested upon grant and expire in March 2006. Proceeds from this financing have been allocated between the notes and warrants based upon their relative fair values.

The convertible feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount will be amortized to interest expense over the term of the notes. Amortization expense during the six months ended June 30, 2004 approximated $29,000, which is included in interest expense.

$715,000 CONVERTIBLE NOTES

In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance and accrue interest at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, or (c) 100% of the closing bid price during the sixty (60) trading days immediately prior to the conversion date.

In connection with the $715,000 Convertible Notes, the Company netted proceeds of $640,500 and such difference has been recorded as a debt discount and is being amortized over the life of notes. During the six months ended June 30, 2004, the Company amortized approximately $18,600 of such amount to interest expense.

--------------------------------------------------------------------------------
                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------



3.    EQUITY TRANSACTIONS

COMMON STOCK

During the six months ended June 30, 2004, the Company issued 95,781,000 shares of common stock for services, which were valued at approximately $1,484,000 (based on the closing market price on the dates of grant). Included in such issuances, were approximately 79,866,000 shares issued to certain officers, directors and employees of the Company valued at approximately $1,005,000 (based on the closing market price on the dates of grant) in accordance with the related employment agreements. Approximately, 68,908,000 shares (valued at approximately $661,000) of the shares issued to certain officers, directors and employees during the six month period ended June 30, 2004 were earned and expensed in prior years.

During the six months ended June 30, 2004, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued approximately 23,433,000 shares of common stock in connection with the conversion of notes payable approximating $213,000, including approximately $59,000 of accrued interest.


4.    COMMITMENTS AND CONTINGENCIES

LITIGATION

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

On July 30th, 2004, the Company received notice from a former employee who claims that he is entitled to additional compensations which the Company believes is without merit.

5.    SUBSEQUENT EVENTS

In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes (see Note 2).

Subsequent to June 30, 2004, the Company has issued 19,227,273 to various consultants for services to be provided for terms ranging from one month to two years valued at approximately $480,000 (based on the closing market prices on the dates of grant).

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

OVERVIEW

5G Wireless designs, builds, markets and services innovative Wi-Fi compatible wireless broadband systems. We believe our integrated hardware and software solutions offer significant improvements in distance, performance, throughputs and security while servicing both line of sight and non-line of sight applications. We are focused on manufacturing products and developing solutions to create large and efficient wireless LAN and WAN with far less equipment and expense than our competitors. Our customers include universities, businesses, governments, municipalities and wireless Internet service providers.

We market and sell both outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of eight miles or more in fixed wireless configurations or up to one mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. We believe our antenna design and wireless packet switching allows our systems to more readily penetrate buildings and trees than competitors, and to accommodate up to 1000 user associations. Our indoor product shares many of the same strengths as our outdoor product, including user capacity and penetration of objects, but is designed to utilize less power, at a lower cost and for indoor distances up to 1,000 feet depending upon the structure.

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

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The results of operations reflected in this discussion include the operations of 5G Wireless for the six and three-months ended June 30, 2004 and June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUE
Revenue from continuing operations increased by $112,156 or 157% from $71,639 for the six-months ended June 30, 2003 to $183,795 for the six-months ended June 30, 2004. These increases in revenue were primarily due to increased equipment sales to University customers due to a more focused effort on the campus market place; this trend is expected to continue through December 2004.

COST OF REVENUE
Total cost of revenue decreased by $2,527 or 4% from $57,256 for the six-months ended June 30, 2003 to $54,729 for the six-months ended June 30, 2004. This was due to lower manufacture cost of wireless equipment, a trend expected to continue for the near future (6 months) as the Company continues to streamline it's manufacturing.

OPERATING EXPENSES
Total operating expenses increased by $1,076,096 (or 125%) from $857,636 for the six-months ended June 30, 2003 to 1,933,732 for the six-months ended June 30, 2004. These increases were primarily attributable to additional staff to support the orders required to build/ship the equipment. These general and administration expenses are expected to increase during the next quarter.

OTHER EXPENSES
Interest expense increased by $73,245 from $2,468 for the six-months ended June 30, 2003 to $75,713 for the six-months ended June 30, 2004. The increase was attributable to the issuance of additional convertible debentures and other interest bearing securities.

NET LOSS
Net loss decreased by ($1,034,658) from ($845,721) for the six-months ended June 30, 2003 to ($1,880,379) for the six-months ended June 30, 2004 an increase of 122%.


THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUE
Revenue from continuing operations increased by $64,066 or 120% from $53,180 for the three-months ended June 30, 2003 to $117,246 for the three-months ended June 30, 2004. These increases in revenue were primarily due to a more focus effort on the campus market place; this trend is expected to continue for the following period.

COST OF REVENUE
Total cost of revenue decreased by ($31,976) or -56% from $57,256 for the three-months ended June 30, 2003 to $25,289 for the three-months ended June 30, 2004. This was due to lower manufacture cost of wireless equipment, a trend expected to continue during the next three months as the Company continues to streamline it's manufacturing.

OPERATING EXPENSES
Total operating expenses decreased by ($95,002) or -15% from $620,290 for the three-months ended June 30, 2003 to $525,288 for the three-months ended June 30, 2004. These increases were primarily attributable to additional staff to support the orders required to build/ship the equipment. These general and administration expenses are expected to increase during the next quarter.

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OTHER EXPENSES
Interest expense increased by $57,627 from $2,468 for the three-months ended June 30, 2003 to $60,095 for the three-months ended June 30, 2004. The increase was attributable to the issuance of additional convertible debentures and other interest bearing securities.

NET LOSS
Net loss decreased by $133,408 from ($626,834) for the six-months ended June 30, 2003 to ($493,426) for the six-months ended June 30, 2004 an increase of 122%.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS
We have incurred significant losses and negative cash flows from operations for the last two years. The Company has obtained our required cash resources through private placements, convertible debentures and notes payable and may not operate profitably in the future which may require the company to raise additional capital to finance our operations.

Cash used for operating activities was ($972,278) during the six months ended June 30, 2004 compared to ($121,134) for the six months ended June 30, 2003. This difference can be attributed to the increase grants of stock for services.

CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities of ($32,356) during the six months ended June 30, 2004, consisted of computer, network and research and development equipment that was purchased during the period.

CASH PROVIDED BY FINANCING ACTIVITIES
Financing activities provided cash of $882,336 during the six months ended June 30, 2004 compared to $155,460 for the same period ending June 30, 2003.

We recognize the need for the infusion of cash during fiscal 2004 and 2005 and are actively pursuing various financing alternatives. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

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

We believe we currently have adequate cash to fund anticipated cash needs for approximately the next two months with current financing. An adverse business or legal development may also require us to raise additional financing sooner than anticipated. We recognize that we may be required to raise such additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition. If necessary, we may be required to consider curtailing our operations significantly or to seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets. In the event we raise additional equity financings, these financings may result in dilution to existing shareholders.

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


GOING CONCERN
These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed in the financial statements for the year ended December 31, 2003, the opinion of our independent auditors includes an explanatory fourth paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OFF BALANCE SHEET
We have not entered into any off balance sheet arrangements that have or reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources and would be considered material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. WE CANNOT ASSURE YOU THAT WE WILL OPERATE PROFITABLY IN THE FUTURE.
We have a limited record of revenue-producing operations under our current plan of business. We have incurred losses for the last two fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future. As of June 30, 2004, our accumulated deficit was $15,650,834. Our auditors included an explanatory paragraph in their Independent Auditors' Report included in our audited financial statements, for the years ended December 31, 2003 and 2002, to the effect that our loss from operations for the year ended December 31, 2003, and the accumulated deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. As a result of the fixed nature of many of our expenses, we may not able to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our operations and financial condition. We believe that our planned growth and profitability will depend in large part on our ability to promote our brand name and gain and expand our customer base. Accordingly, we intend to invest heavily in marketing, strategic relationships, development of our customer base and development of our marketing technology. If we are not successful in promoting our brand name and expanding our customer base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE TO OPERATE.
We believe we currently have adequate cash to fund anticipated cash needs for approximately the next two months. Our independent auditors have advised us regarding uncertainty as to our ability to continue as a going concern. We will need to raise additional capital in the future and are actively pursuing various financing options. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions.

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

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including:

      o     range;

      o     non-line of sight capabilities;

      o     data rate;

      o     security scheme;

      o     simultaneous users;

      o     implementation cost; and

      o     a total solutions provider.

Competitors   may   develop  or  offer   services   that   provide   significant
technological, creative, performance, price or other advantages over the services offered by 5G Wireless. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of an investment in us could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAN ACTIONS SOUGHT BY OUR OTHER SHAREHOLDERS.
Our executive officers and directors beneficially own approximately 19% of the outstanding shares of our common stock as of June 30, 2004 including those accrued that are now eligible to convert to common shares. These stockholders, if they act together, will be able to exercise influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.
As of June 30, 2004, there were approximately 416,055,010 shares of common stock outstanding, of which at least 143,435,372 shares are restricted securities under the Securities Act, a minority of which are held by related parties of 5G Wireless. These restricted securities will be eligible for sale from time to time upon expiration of applicable holding periods under Rule 144 under the Securities Act. The restriction on a substantial portion of the restricted stock at December 31, 2003 lapsed in February 2004. If these holders sell in the public market, these sales could cause the market price of our common stock to decline. This also could make it more difficult for us to raise funds through future offerings of our common stock.

--------------------------------------------------------------------------------
                         ITEM 3. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its' stated goals under all potential future conditions.

The evaluation revealed certain weaknesses in disclosure controls and procedures. Based on their evaluation as of the period covered by this quarterly report, our Chief Executive Officer and Treasurer have concluded that, subject to the limitations noted above, and except for these weaknesses, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiary, is made known to them by others within those entities, particularly during the period in which this Report was being prepared.

CHANGES IN INTERNAL CONTROLS.
We plan to institute greater controls by adding additional staff to allow for increased oversight, review and verification of all transactions thereby enhancing the accuracy of all records. We are also looking to implement many of the new requirements required under the Sarbanes-Oxley Act of 2002 during the coming year. However, we believe that there are no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

On July 30th, 2004, the Company received notice from a former employee who claims that he is entitled to additional compensations which the Company believes is without merit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During May 2004, the Company issued 69,608,879 shares of common stock to six employees for services valuing $675,900. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2004, the Company converted promissory notes in the aggregate of amount of $109,750 including accrued interest held by five accredited investors into 18,620,832 shares of common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2004, the Company converted a promissory note in the amount of $98,855.50 including accrued interest and penalties held by one accredited investor into 4,661,792 shares of common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

During May 2004, the Company issued a total of 867,750 shares of common stock to consultants for services valuing $32,812. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

During June 2004, the Company issued 9,822,590 shares of common stock to fourteen employees for services valuing $301,649. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None during the quarter.

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

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


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

      3(ii) Bylaws. (incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

      4.1 Form of Promissory Note dated March 4, 2004 issued to accredited investors on March 4, 2004.

      4.2 Form of Note Purchase Agreement dated March 4, 2004 issued to accredited investors on March 4, 2004.

      4.3 Form of Warrant dated March 4, 2004 issued to accredited investors on March 4, 2004.

      4.4 2004 Non-Employee Directors and Consultants Retainer Stock Plan (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 filed on June 6, 2004).

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) (2).

      31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) (2).

      32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

None.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                5G WIRELESS COMMUNICATIONS, INC.


                                                By:  /s/ Jerry Dix
                                                  ------------------------------
                                                  Jerry Dix
                                                  Chief Executive Officer

                                                Date: August 15, 2004

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

Name                       Title                          Date
----------------------     ----------------------------   ---------------------
    /s/ Jerry Dix          Chief Executive Officer        August 15, 2004
----------------------     (Principal Executive Officer)
     Jerry Dix             and Director


   /s/ Jerry Dix           Treasurer                      August 15, 2004
----------------------     (Principal Accounting and
    Don Boudewyn           Financial Officer)