Form 10QSB
period 2004-09-30
5 G WIRELESS COMMUNICATIONS INC
filed 2004-11-17
CIK 1100748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2004

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
   (State or other jurisdiction of          (I.R.S. employer identification
    incorporation or organization)                       number)

            4136 Del Rey Avenue                         90292
         Marina Del Rey, California                   (Zip Code)
  (Address of principal executive offices)

                    Issuer's telephone number: (310) 448-8022

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Number of shares of Common Stock outstanding as of November 15, 2004:
827,695,760

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                 5G Wireless Communications, Inc. and SubSidiary
--------------------------------------------------------------------------------

                                Table of Contents

--------------------------------------------------------------------------------

                                                                                                            Page
PART I   FINANCIAL INFORMATION
          Item 1. Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheet as of September 30, 2004............................3

                     Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and September 30, 2003..................................4

                     Condensed Consolidated Statements of Cash Flows for the nine months periods ended September 30, 2004 and September 30, 2003..........................................5

                     Notes to Condensed Consolidated Financial Statements.....................................6

         Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..............................................................................13

         Item 3.     Controls and Procedures.................................................................24

PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings.......................................................................25
         Item 2.     Unregistered Sales of Equity Securities and use of proceeds.............................25
         Item 3.     Defaults Upon Senior Securities.........................................................26
         Item 4.     Submission of Matters to a Vote of Security Holders.....................................26
         Item 5.     Other Information.......................................................................26
         Item 6.     Exhibits................................................................................30

                 5G WIRELESS COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                               ASSETS
Current assets:
  Cash                                                                                                        $  715,599
  Accounts receivable, net of $56,550 of allowance for doubtful accounts                                          19,992
  Inventory                                                                                                       40,530
  Prepaid expenses and other current assets                                                                       58,535
                                                                                                       ------------------
      Total current assets                                                                                       834,656

Property and equipment                                                                                           268,246
Accumulated depreciation                                                                                       (206,504)
                                                                                                       ------------------
      Net property and equipment                                                                                  61,742

                                                                                                       ------------------
Total assets                                                                                                 $   896,398
                                                                                                       ==================

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                                          $   356,530
   Accrued expenses                                                                                               15,675
   Related party payables                                                                                         51,648
   Notes payable                                                                                                  79,589
   Convertible notes payable, net of discount                                                                  1,095,287
                                                                                                       ------------------
    Total current liabilities                                                                                  1,598,729

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding as
     of  September 30, 2004                                                                                            -
  Common stock, $0.001 par value; 5,000,000,000 shares authorized; 641,637,979 outstanding as of
     September 30, 2004                                                                                          641,637
  Common stock, held in escrow                                                                                 (177,778)
  Additional paid-in capital                                                                                  16,104,866
  Accumulated deficit                                                                                       (17,271,056)
                                                                                                       ------------------
     Total stockholders deficit                                                                                (702,331)

                                                                                                       ------------------
            Total liabilities and stockholders' deficit                                                      $   896,398
                                                                                                       ==================

     See accompanying notes to condensed consolidated financial statements

                 5G Wireless Communications, Inc. and SubSidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three & Nine Month Periods Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                             Nine Months Ended                 Three Months Ended
                                                      -------------------------------- ------------------------------------
                                                           2004             2003             2004              2003
                                                      ---------------- --------------- ----------------- ------------------
Revenues                                                $     397,239    $    122,444     $     213,444       $     69,264
Cost of revenues                                              100,549               -            45,820                  -
                                                      ---------------- --------------- ----------------- ------------------
Gross profit                                                  296,690         122,444           167,624             69,264
                                                      ---------------- --------------- ----------------- ------------------

Operating expenses:
 General and administrative                                   437,870       1,365,263           176,543            882,144
 Professional/consulting services                           2,080,613               -         1,214,806                  -
 Salaries and related                                       1,051,454               -           285,664                  -
 Depreciation                                                  64,720          49,254            22,530             16,427
                                                      ---------------- --------------- ----------------- ------------------
     Total operating expenses                               3,634,657       1,414,517         1,699,543            898,571
                                                      ---------------- --------------- ----------------- ------------------

         Operating loss                                    (3,337,967)     (1,292,073)       (1,531,919)          (829,307)
                                                      ---------------- --------------- ----------------- ------------------

Gain on disposal of equipment                                       -           2,235                 -                  -
Interest income                                                     -              74                 -                 31
Interest expense                                             (162,634)        (13,548)          (84,324)            (8,802)
                                                      ---------------- --------------- ----------------- ------------------
 Loss from continuing operations                           (3,500,601)     (1,303,312)       (1,616,243)          (838,078)
                                                      ---------------- --------------- ----------------- ------------------
 Discontinued operations                                            -         (62,000)                -            (62,000)
                                                      ---------------- --------------- ----------------- ------------------
Net loss                                                $  (3,500,601)   $ (1,365,312)    $  (1,616,243)      $   (900,078)

                                                      ================ =============== ================= ==================
Loss per common share:

    Basic and diluted                                   $       (0.01)   $      (0.01)    $       (0.00)      $      (0.00)
                                                      ================ =============== ================= ==================

Weighted average shares outstanding:                      384,624,567     229,710,079       534,596,339        265,580,199
                                                      ================ =============== ================= ==================

     See accompanying notes to condensed consolidated financial statements

                 5G Wireless Communications, Inc. and SubSidiary
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Nine Months Periods Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                           2004                 2003
                                                                                    -------------------- -------------------
Cash flows from operating activities:
  Net loss                                                                              $    (3,500,601)     $   (1,461,912)

Adjustments to reconcile net loss to cash used in operating activities:
 Depreciation                                                                                    64,720              32,854
 Issuance of stock for services                                                               2,324,002             814,636
 Amortization of discount on convertible notes payable                                           77,600
 Changes in operating assets and liabilities:
  Increase in accounts receivable                                                               (12,887)             (7,299)
  Increase in inventory                                                                         (36,030)             (4,500)
  Decrease in other assets                                                                       19,656             (87,660)
  Increase in  accounts payable                                                                 121,106             201,062
  Decrease in accrued expenses                                                                 (704,218)            270,640
                                                                                    -------------------- -------------------
Net cash used in operating activities                                                        (1,646,652)           (242,179)
                                                                                    -------------------- -------------------

Cash flows from investing activities:
   Disposition of property and equipment                                                              -               3,143
   Purchase of property and equipment                                                           (32,356)                  -
                                                                                    -------------------- -------------------
Net cash used in investing activities                                                           (32,356)              3,143
                                                                                    -------------------- -------------------

Cash flows from financing activities:
   (Payments on) proceeds from notes payable                                                     (9,779)             96,222
   Proceeds from convertible debentures issuances                                             2,192,716             150,000
                                                                                    -------------------- -------------------
Net cash provided by financing activities                                                     2,182,937             246,222
                                                                                    -------------------- -------------------

Net increase in cash                                                                            503,929               7,186
Cash, beginning of period                                                                       211,670               5,463
                                                                                    -------------------- -------------------
Cash, end of period                                                                         $   715,599          $   12,649
                                                                                    ==================== ===================


Supplemental disclosure of non cash investing and financing activities:
 Conversion of debt to common stock                                                         $   213,000
                                                                                    ====================
 Conversion of accounts payable to common stock                                             $    40,194
                                                                                    ====================
 Beneficial conversion feature on convertible debt                                          $ 1,176,000
                                                                                    ====================

     See accompanying notes to condensed consolidated financial statements

                 5G Wireless communications, inc. and subsidiary
              Notes for condensed consolidated Financial statements
                               September 30, 2004
                                   (Unaudited)

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

The Company provides patent pending, innovative wireless technology. It designs, builds, markets and services Wi-Fi compatible wireless broadband systems. The Company had built a Wireless Internet Service network in the New York State area for research and development. In July 2003, the Company discontinued serving this area and has moved all research and development to its facilities in Marina Del Rey, California. In conjunction with this move, it changed its focus from a service provider to a manufacturer of integrated wireless solutions to create large and efficient wireless local area networks and wide area networks with far less equipment and expense than competitors. The revenues in 2004 result principally from sale and installation of wireless devices to customers in Southern California. Revenues in 2003 principally the first quarter, are the result of the delivery of broadband access to residential and business subscribers, web hosting and design, and engineering consulting services.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of 5G Wireless Communications, Inc. and its wholly owned subsidiary (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Condensed Financial Statements

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the consolidated results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2003, audited financial statements on Form 10-KSB/A. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of operating results for the full year.

                 5G Wireless communications, inc. and subsidiary
              Notes for condensed consolidated Financial statements
                               September 30, 2004
                                   (Unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2004, the Company has completed its initial funding which will allow the Company to sustain itself for the remainder of 2004 and for fiscal year 2005. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. As of September 30, 2004, the Company had an accumulated deficit of approximately $17,271,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue to seek additional funds to ensure its successful growth strategy and to allow for potential investments into early stage company's in the telecommunications sector.

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Inventory

Inventory is valued at the lower of cost or market value. It is comprised solely of parts used in the assembly of wireless radio systems. Cost is determined using the FIFO method. At September 30, 2004, no reserve for losses is deemed necessary.

Revenue Recognition

Equipment sales are recognized when products are delivered without any further services required. Subscription Internet revenues in 2003 were partially received as an up front activation fee and monthly recurring revenues that vary. Revenues were recognized as earned over the term of the contract on a straight line basis.

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

                 5G Wireless communications, inc. and subsidiary
              Notes for condensed consolidated Financial statements
                               September 30, 2004
                                   (Unaudited)

Stock Based Compensation

At September 30, 2004, the Company does not have a stock-based employee compensation plan, and has one stock-based non-employee compensation plan (the "2004 Plan"). In September 2004, the Company increased the number of shares issuable under the 2004 Plan from 75,000,000 options to 150,000,000 shares.

The Company has granted the independent board member unvested options to purchase up to 1,000,000 restricted shares of the Company's Common Stock per year based on the closing price the day prior to their appointment. Options to non-employees are expensed in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS no 148.

Research and Development

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the nine months ended September 2003 and 2004 were minor and are included in general and administrative expenses.

Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2003 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2004 did not have a significant impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation.

2. CONVERTIBLE NOTES PAYABLE

$250,000 Convertible Notes

In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or individuals related to certain management personnel. All borrowings are due in March 2006, with monthly interest payments on the outstanding balance Interest Accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 60% of the average of the three (3) lowest closing bid prices during the twenty (20) trading days immediately prior to the conversion date.

                 5G Wireless communications, inc. and subsidiary
              Notes for condensed consolidated Financial statements
                               September 30, 2004
                                   (Unaudited)

In connection with the $250,000 Convertible Notes, the Company granted warrants to purchase 666,667 shares of the Company's restricted common stock at an exercise price of the lesser of: (a) the 5 day average closing bid price prior to closing or (b) the 15 day average closing bid price prior to exercise. The warrants vested upon grant and expire in March 2006.

The convertible feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount will be amortized to interest expense over the term of the notes. Amortization expense during the nine months ended September 30, 2004 approximated $73,900.

$715,000 Convertible Notes

In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance and accrue interest at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 100% of the closing bid price during the ninety
(60) trading days immediately prior to the conversion date.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which has been recorded as a debt discount and is being amortized, into interest expense over the life of notes. During the nine months ended September 30, 2004, the Company amortized approximately $18,600 of such amount. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes.

$2,000,000 Convertible Note

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors shall purchase up to $2,000,000 of principal amount of promissory notes, bearing interest at 5% per annum, of the Company convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $0.05. In addition the convertible note holders will receive Class A and Class B share warrants to purchase shares of common stock.

$1,000,000 of promissory notes was purchased on the initial closing date ("Initial Closing Purchase Price"). $1,000,000 of the purchase price ("Second Closing Purchase Price") will be payable within five business days after the earlier of (i) the actual effectiveness of a Form SB-2 registration statement to be filed with the SEC, or (ii) the date upon which the Company is able to issue to the subscribers free trading unrestricted common stock as a "business development company" as defined in Rule 602(a) of Regulation E under the Securities Act of 1933.

                 5G Wireless communications, inc. and subsidiary
              Notes for condensed consolidated Financial statements
                               September 30, 2004
                                   (Unaudited)

The convertible feature of the $1,000,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount will be amortized to interest expense over the two year term of the notes. Amortization expense on these notes during the nine months ended September 30, 2004 approximated $30,000.

3. EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2004, the Company issued 141,423,550 shares of common stock for services, which were valued at approximately $2,324,000. Value is based on the terms of an agreement or if no value is given for the shares, the closing market price on the dates of granting will be used.

Included in such issuances, were approximately 79,866,000 shares issued to certain consultants, employees and directors of the Company in accordance with the related employment agreements valued at approximately $1,005,000 (based on the closing market price on the dates of grant). Approximately 68,908,000 shares (valued at approximately $661,000) of the shares issued to certain officers, directors and employees during the nine month period ended September 30, 2004 were earned and expensed in prior years. During the three months ended September 30, 2004, the following shares were issued: 7,741,922 for services and 5,652,439 as compensation to Company employees.

During the nine months ended September 30, 2004, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued approximately 23,433,000 shares of common stock in connection with the conversion of notes payable approximating $213,000.

On September 16, 2004, the Company filed a Certificate of Amendment to Articles of Incorporation. This document amended Article III of the Articles of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 5,000,000,000. Under the provisions of the Company's Articles of Incorporation, as amended, this action does not require a vote of shareholders.

4. DISCONTINUED OPERATIONS

In March 2003, the Company's board of directors approved the discontinuation of our subsidiary, Wireless Thinktank, Inc., which was located in New York State. The Company maintained a liability for charges against future cost totaling approximately $23,000 as of September 30, 2004. There were no revenues for Wireless ThinkTank, Inc. in 2003 and 2004. Loss from discontinued operations per share was $0.00 and $0.00 for the nine months ended September 30, 2004 and 2003.

                 5G Wireless communications, inc. and subsidiary
              Notes for condensed consolidated Financial statements
                               September 30, 2004
                                   (Unaudited)

5. INCOME TAXES

The provision for income taxes for fiscal 2004 and 2003 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes, primarily due to net operating loss carryforwards. As of September 30, 2004, the Company had tax net operating loss carryforwards of approximately $17,271,000 and $ 1,715,000 for federal and state income tax reporting purposes.

Effective  September  11,  2002,  pursuant  to  California  revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period would be extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

6. OTHER EVENTS

On September 29, 2004, Brian Corty resigned as a director and corporate secretary of the Company. Mr. Corty will be devoting more time to wireless research and development activities for the Company. Company corporate assistant secretary and executive vice president, Don Boudewyn, has assumed responsibilities of corporate secretary from Mr. Corty.

On September 29, 2004, the Company's board of directors appointed Stanley A. Hirschman as an independent board member. Mr. Hirschman owns a 1/2% interest in Redwood Capital Management, which is the management company for the investors in the $2,000,000 convertible notes described above.

7. SUBSEQUENT EVENTS

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are to purchase up to $2,000,000 of principal amount of 5% promissory notes of the company convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock for the ninety trading days preceding the conversion date, or (ii) $0.05. During the quarter, the Company received the initial $1,000,000 in funding (see note 2) and then on November 09, 2004 the Company received the balance of the $2,000,000 convertible note. In addition the convertible note holders will receive additional Class A and Class B share warrants to purchase shares of common stock.

On October 4, 2004, the Company's board of directors appointed Phil E. Pearce as an independent board member. Mr. Pearce owns a 1/2% interest in Redwood Capital Management, which is the management company for the investors in the $2,000,000 convertible notes described above.

On October 4, 2004 the Company Board of Director's established the following; an Audit Committee and Charter, a Nominating Committee, a Corporate Governance Committee and Guidelines, and a Compensations Committee.

On October 5, 2004 the Company approved the creation of a number of new Committee's, Charters, policies and guidelines which include the following; Investment Committee & Charter, Adoption of Investment Procedures and Investment Analysis Guidelines, Due Diligence Checklist for Investments, Due Diligence Checklist, Managerial Guidelines, Adoption of Code of Ethics and Guidelines, Safety of Investments, Continuous Disclosure Policy, Establishing a Subsidiary, Valuation of Investments, Issuance of Private Placement, Continuation of Special Counsel. In addition the company board approved the creation of a Series "A" Convertible Preferred Shares.

On October 6, 2004 the Company's Compensation Committee issued granted Series "A" Convertible Preferred Shares to Mr. Dix and Mr. Boudewyn, totaling 3,000,000 shares. Each share of Convertible Preferred Stock is convertible initially at the rate of 800 shares of common stock for each full share of convertible preferred stock.

                 5G Wireless communications, inc. and subsidiary
              Notes for condensed consolidated Financial statements
                               September 30, 2004
                                   (Unaudited)

On October 19, 2004, the Company filed notice of its intention to become a Business Development Corporation ("BDC") by filing a N-54A (Notification of Election to Be Subject to Sections 55 Through 65 of the Investment Company Act of 1940 Filed Pursuant to Section 54(a) of the Act), and filed a Form 1-E (Notification Under Regulation E) on October 20, 2004.

On October 27, 2004, the Company's board appointed Kirk L. Haney as an independent board member.

On November 1, 2004, the Company agreed to sell restricted shares of common stock valued at $10,000 ($0.01015 per share) to an investor. In addition, the investor will receive four warrants to purchase a minimum of $10,000, but not greater than $250,000, in shares of common stock during each quarterly period during the 2005 calendar year. This purchase of shares is in connection with a license agreement entered into by the parties, dated February 19, 2004. The date of sale, and the issuance of the warrants, actually occurred on November 8, 2004.

On November 3, 2004, the Company placed 177,777,778 shares in an escrow account pursuant to terms of $2,000,000 convertible notes, described above.

On November 8, 2004, the Company's board of directors appointed Murray Williams as an independent board member who will chair the Company's audit committee. The Company also appointed Kirk L. Haney as the chair for its investment committee.

On November 9, 2004, the Company received the $1,000,000 which was the balance of the $2,000,000 convertible note.

             ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION RESULTS OF OPERATIONS.

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

Overview

     The Company designs builds markets and services innovative Wi-Fi compatible wireless broadband systems. The company believes its integrated hardware and software solutions offer significant improvements in distance, performance, throughputs and security while servicing both line of sight and non-line of sight applications. The Company is focused on manufacturing products and developing solutions to create large and efficient wireless LAN and WAN with far less equipment and expense than its competitors. Our customers include universities, businesses, governments, municipalities and wireless Internet service provider.

     We market and sell, outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of eight miles or more in fixed wireless configurations or up to one mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. We believe its antenna design and wireless packet switching allows its systems to more readily penetrate buildings and trees than competitors, and to accommodate up to 1000 user associations. Our indoor product shares many of the same strengths as its outdoor product, including user capacity and penetration of objects, but is designed to utilize less power, at a lower cost and for indoor distances up to 1,000 feet depending upon the structure.

     Our  outdoor  and  indoor  products  provide  strong  security  at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment. Because of these advantages, we believe its products enable customers to combine wireless networks with fewer components that cost less, perform better and potentially provide a faster return on invested capital.

     We have devoted substantial resources to the build out of its networks and product research and development with limited resources applied to our marketing programs. As a result, the company has historically experienced operating losses and negative cash flow. We expect that these operating losses and negative cash flows may continue through additional periods. In addition, the company only has a limited record of revenue-producing operations and there is only a limited operating history upon which to base an assumption that it will be able to achieve its business plans.

Results of Operations -  Nine Months Ended September 30, 2003 and 2004

a) Revenues.

     The Company reported $397,239 in revenues for nine months ended September 30, 2004 compared to $122,444 for the nine months ended September 30, 2003, an increase of $274,795 or approximately 224%. These increases in revenue were primarily due to an increased penetration into the campus and reseller markets that is expected to continue for the following period.

b) General, Administrative and Salary Expenses.

     General, administrative, salary and professional expenses totaling $3,569,937 were incurred in the nine months ended September 30, 2004 compared to $1,365,263 for the nine months ended September 30, 2003, an increase of $2,204,674 or approximately 161%. Professional and consulting services costs represented 58% of this total, $2,080,613 for the nine-months ended September 30, 2004. These expenses are expected to decrease in the coming quarter. Salaries and related increases were primarily attributable to additional staff to support the overall increase in operational and support activities. These general and administration expenses are expected to increase during the next quarter.

c) Depreciation.

     Depreciation was $64,720 for the nine months ended September 30, 2004 compared to $49,254 for the nine months ended September 30, 2003, an increase of $15,466 or approximately 31%. These increases are the result of depreciation of certain items for a full quarter compared to the previous period.

d) Interest Expense.

     Interest expense was $162,634 for the nine months period ended September 30, 2004 compared to $13,548 for the nine months ended September 30, 2003, an increase of $149,086 or approximately 1,100%. The increase was attributable to the issuance of additional convertible debentures and other interest bearing notes payable.

e) Net Loss.

     The Company reported a net loss of $3,500,601 for the nine months ended September 30, 2004 compared to a net loss of $1,365,312 for the nine months ended September 30, 2003, an increase of $2,135,289 or approximately 156%. The increased loss during the periods was due primarily to increased general and administrative expenses and salaries.

Results of Operations -  Three Months Ended September 30, 2003 and 2004

a) Revenues.

     The Company reported revenues of $213,444 for the three months ended September 30, 2004 compared to $69,264 for the three months ended September 30, 2003, an increase of $144,180 or approximately 208%. These increases in revenue were primarily due to an increased penetration into the campus and reseller markets that is expected to continue for the following period.

b) General, Administrative and Salary Expenses.

     General, administrative and salary expenses and professional expenses totaled $1,667,013 for the three months ended September 30, 2004 compared to $882,144 for the three months ended September 30, 2003, an increase of $784,869 or approximately 89%. Professional and consulting services costs represented 72% of this total, $ 1,214,806 for the three-months ended September 30, 2004. These expenses are expected to decrease in the coming quarter. Salaries and related increases were primarily attributable to additional staff to support the overall increase in operational and support activities. These general and administration expenses are expected to increase during the next quarter. These general and administration expenses are expected to increase during the next quarter as demand for our products is expected to increase.

c) Depreciation.

     Depreciation totaled $22,530 for the three months ended September 30, 2004 compared to $16,427 for the three months ended September 30, 2003, an increase of or $6,103 or approximately 37%. These increases are the result of depreciation of certain equipment for a full quarter compared to the previous period.

d) Interest Expense.

     This expense was $84,324 for the three months ended September 30, 2004 compared to $8,802 for the three months ended September 30, 2003, an increase of $75,522 or approximately 858%. The increase was attributable to the issuance of additional convertible debentures and other interest bearing note payable.

e) Net Loss.

     The Company reported a net loss of $1,616,243 for the three months ended September 30, 2004 2003 compared to a net loss of $900,096 for the three months ended September 30, 2003, an increase of $716,147 or approximately 80%. The increased loss during the periods was due primarily to increased general and administrative expenses and salaries.

Factors That May Affect Operating Results.

     Our operating results of the Company and its subsidiaries can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

     o    market acceptance of and changes in demand for products and services;

     o a small number of customers account for, and may in future periods account for, substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers;

     o    gain or loss of clients or strategic relationships;

     o announcement or introduction of new services and products by the company or by its competitors;

     o    the ability to build brand recognition;

     o    timing of sales to customers;

     o    price competition;

     o the ability to upgrade and develop systems and infrastructure to accommodate growth;

     o the ability to attract and integrate new personnel in a timely and effective manner;

     o    the  ability  to  introduce  and  market   products  and  services  in
          accordance with market demand;

     o    changes in governmental regulation;

     o reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability; and

     o    general economic conditions.

     We believe that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its business.

We are also subject to the following specific factors that may affect its operating results:

a) Competition.

     The market for wireless products and services is highly competitive. The Company's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

Some of Company's competitors have:

     o    longer operating histories;

     o    larger customer bases;

     o    greater name recognition and longer relationships with clients; and

     o    significantly   greater  financial,   technical,   marketing,   public
          relations and managerial resources than the company.

     The  company's  competitors  may  also  be  better  positioned  to  address technological and market developments or may react more favorably to technological changes. The Company competes on the basis of a number of factors, including:

     o    range

     o    non-line of sight capabilities

     o    data rate

     o    security scheme

     o    simultaneous users

     o    implementation cost

     Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the services offered by the Company. If the company fails to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the company could be reduced significantly. The Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

b) Protection of Proprietary Rights.

     The Company's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop a service that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

     The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

     There is a risk that some of the Company's products may infringe the proprietary rights of third parties. In addition, whether or not the Company's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company's failure to do so could have a negative effect on its business and revenues.

c) Dependence on Suppliers.

     The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, the company may need to select new suppliers, redesign or reconstruct processes used to build its devices. In such an instance, the Company would not be able to manufacture any devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

d) Technological and Market Changes.

     The markets in which the Company competes are characterized by new service introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Company's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new services. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is a risk to the Company that there may be delays in initial implementation of new services. Further risks inherent in new service introductions include the uncertainty of price-performance relative to services of competitors, competitors' responses to its new service introductions, and the desire by customers to evaluate new services for longer periods of time.

e) Government Regulation.

     The Company's technology is deployed in license-free frequency bands and is not subject to any wireless or transmission licensing in most jurisdictions, including the United States. Continued license-free operation is dependent upon the continuation of existing government policy. While the Company is not aware of any policy changes planned or expected, there can be no assurances that government policy will not change. License-free operation of the company's products in the 2.4 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and its products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If the Company is unable to eliminate any such harmful interference, or should its products be unable to accept interference caused by others, the company and its customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the
2.4 GHz band becomes unacceptably crowded, and no additional frequencies are allocated, the Company's our business could be adversely affected.

f) Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

     The Company intends to recruit in fiscal year 2005 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

g) Operation as a Business Development Company.

     Although the Company is limited by the Investment Company Act of 1940 with respect to the percentage of its assets that must be invested in qualified investment companies, the company is not limited with respect to the minimum standard that any investment company must meet, or the industries in which those investment companies must operate. The Company may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

     The Company intends to make investments into qualified companies that will provide the greatest overall return on its investment. However, certain of those investments may fail, in which case the company will not receive any return on its investment. In addition, the Company's investments may not generate income, either in the immediate future, or at all. As a result, the company may have to sell additional stock, or borrow money, to cover its operating expenses. The effect of such actions could cause its stock price to decline or, if the company is not successful in raising additional capital, it could cease to continue as a going concern.

Liquidity and Capital Resources.

     Management believes the Company currently has adequate cash to fund anticipated cash needs till the end of 2005 with current financing. However, our continued operations, as well as the implementation of our business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. However, adequate funds may not be available when needed or may not be available on terms favorable to the Company. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the our business plan. The Company's independent accountants audit reports included in the Form 10-KSB for the fiscal year ended December 31, 2003 includes a substantial doubt paragraph regarding the its ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     o    curtail operations significantly;

     o    sell significant assets;

     o seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     o explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

Capital Raised in 2004

a) $250,000 Convertible Notes.

     In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or those related to certain management personnel. All of these borrowings are due in March 2006, with monthly interest payments on the outstanding balance. The $250,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, or (c) 60% of the average of the three (3) lowest closing bid prices during the twenty (20) trading days immediately prior to the conversion date. In connection with the $250,000 Convertible Notes, the Company granted warrants to purchase 666,667 shares of the Company's restricted common stock at an exercise price of the lesser of: (a) the 5 day average closing bid price prior to closing or (b) the 15 day average closing bid price prior to exercise. The warrants vested upon grant and expire in March 2006. See Exhibits 4.11 to 4.13 to this Form 10-QSB.

b) $715,000 Convertible Notes.

     In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All of these borrowings are due in March 2006, with monthly interest payments on the outstanding balance and accrue interest at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, or (c) 100% of the closing bid price during the ninety (60) trading days immediately prior to the conversion date. See Exhibits
4.11 to 4.13 to this Form 10-QSB.

c) $2,000,000 Subscription Agreement.

     On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International
Equity Fund, LP whereby these investors are to purchase up to $2,000,000 of principal amount of 5% promissory notes of the company convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $0.05. See Exhibit 4.15 to this Form 10-QSB.

     $1,000,000 of the purchase price was paid on the initial closing date ("Initial Closing Purchase Price"). $1,000,000 of the purchase price ("Second Closing Purchase Price") will be payable within five business days after the sooner of (i) the actual effectiveness of a registration statement to be filed with the SEC, or (ii) the date upon which the Company is able to issue to the subscribers free trading unrestricted common stock as a business development company as defined in Rule 602(a) of Regulation E under the Securities Act of 1933.

     In addition the convertible note holders will receive Class A and Class B share warrants to purchase shares of common stock based on the following formulas:

     (1) Class A Warrants

     30 Class A Warrants will be issued for each 100 shares which would be issued on each closing sate assuming the complete conversion of the notes issued on each such closing sate at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is 120% of the closing bid price of the common stock on the trading day immediately preceding the Initial Closing Date and is exercisable until five years after the issue date of the Class A Warrants.

     (2) Class B Warrants

     The Company will issue and deliver 125 Class B Warrants to the subscribers for each $1.00 of purchase price invested on each closing date. The per warrant share exercise price to acquire a share upon exercise of a Class B Warrant is $0.02 and is exercisable until three years after the issue date of the Class B Warrant.

As part of this funding arrangement, Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president, respectively, have agreed that for the period of 180 days after the Second Closing Date during which such registration statement shall have been current and available for use in connection with the public resale of the shares and warrant shares, they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than
(i) in connection with an offer made to all shareholders of the company or any merger, consolidation or similar transaction involving the Company, or (ii) with the prior written consent of the investors and the Company, which shall not be unreasonably withheld.

Inflation.

     The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition; and (d) inventory valuation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

a) Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

b) Stock-Based Compensation Valuation.

We issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

c) Revenue Recognition.

     Equipment sales are recognized when products are delivered without any further services required. Subscription Internet revenues are partially received as an up front activation fee and monthly recurring revenues that vary. Revenues are recognized as earned on a pro rata basis.

d) Inventory Valuation.

     Inventory is valued at the lower of cost or market value. It is comprised solely of parts used in the assembly of wireless radio systems. Cost is determined using the FIFO method.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Company's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its services, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, and factors contributing to its future growth. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company's ability to develop and introduce new services and its ability to protect its intellectual property. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                        ITEM 3. CONTROLS AND PROCEEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Company's chief executive office president and its treasurer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

On July 26, 2004, John P. Kelly, a former employee of the Company, filed a Complaint against the Company in the Los Angeles Superior Court, West District which was assigned case no. SC 082373. The Complaint alleges certain statutory and common law claims against the Company based upon the non-payment of certain amounts allegedly due to Mr. Kelly following his voluntary resignation from the Company. In his Complaint, Mr. Kelly seeks general damages in an amount according to proof, pre-judgment interest, attorneys' fees, costs, injunctive relief and civil penalties. 5G Wireless Communications, Inc. disputes the validity of these claims and maintains that all amounts due and owing to Mr. Kelly were properly paid. Pursuant to an arbitration clause in Mr. Kelly's employment agreement and a stipulation by the parties, the Court issued an order staying the action pending the completion of arbitration before the American Arbitration Association on September 9, 2004. Following the issuance of this order, the parties jointly submitted an arbitration request to the American Arbitration Association.

Management believes the Company has meritorious claims and defenses to Mr. Kelley's claims, including the fact that all amounts due and owing to Mr. Kelly were properly paid, and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The  Company  made  the  following  sales  of   unregistered   (restricted)
securities during the quarter ended on September 30, 2004 and not reported in a Form 8-K:

     (a) On July 15, 2004, the Company issued 3,000,000 shares of common stock to one company for consulting services rendered to the company. These shares had an aggregate value of $75,000 ($0.025 per share).

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Current Quarter.

a) On September 16, 2004, the Company filed a Certificate of Amendment to Articles of Incorporation. This document amended Article III of the Articles of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 5,000,000,000. Under the provisions of the Company's Articles of Incorporation, as amended, this action does not require a vote of shareholders.

b) In connection with the Longview subscription agreement, the Company entered into a consulting agreement with Ghillie Fanaz AG. Under this agreement, the consultant will be paid a "commencement bonus" of $50,000 payable immediately, and an additional $50,000 immediately upon the next closing of a funding to the Company of approximately $1,000,000 in gross proceeds on similar terms as a the current funding. Under this agreement, this consultant will help in:

     a. developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the company in the financial community, and creating the foundation for subsequent financial public relations efforts;

     b. maintain an awareness of the Company's plans, strategy and personnel, as they may evolve, and consult with the company regarding communicating appropriate information regarding such plans, strategy and personnel to the financial community;

     c. introduce to the Company investors who the consultant reasonably believes to be "accredited investors" with whom the consultant has a pre-existing substantive relationship; and

     d. at the Company's request, review business plans, strategies, mission statements budgets, proposed transactions and other plans for the purpose of advising the company of the economic implications thereof.

c) On October 27, 2004 the Company appointed Kirk Honey as an independent board member.

d) On September 29, 2004, Brian Corty resigned as a director and corporate secretary of the Company. Mr. Corty will be devoting more time to wireless research and development activities for the Company. Current corporate assistant secretary Don Boudewyn, the executive vice president, is assuming the responsibilities of corporate secretary from Mr. Corty.

e)   On September 29, 2004, the Company's board of directors  appointed  Stanley
     A. Hirschman as an independent board member. Mr. Hirschman owns a 1/2% interest in Redwood Capital Management, which is the management Company for the investors in the subscription agreement described above. Mr. Hirschman is president of CPointe Associates, Inc., an executive management-consulting firm that specializes in solutions for companies with emerging technology-based products and is well versed in the challenges of regulated corporate governance. He is chairman of the board of Bravo Foods International, former chairman of Mustang Software, and a former director of Imaging Diagnostic Systems, Inc., Aqua-Wellington Funds and ObjectSoft Corporation. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the Company by Quintus Corporation. Mr. Hirschman is a member of the National Association of Corporate Directors and the KMPG Audit Committee Roundtable training program. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Subsequent Events.

a) On October 4, 2004, the Company's board of directors appointed Phil E. Pearce as an independent board member. Mr. Pearce owns a 1/2% interest in Redwood Capital Management, which is the management Company for the investors in the subscription agreement described above. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates and Chairman of Financial Express Corporation since 1990. Prior to this, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, and was Chairman of the Board of Governors of the National Association of Securities Dealers, where he was closely involved in the formation of the NASDAQ Stock Market. He had also been a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. He is a graduate of the University of South Carolina and the Wharton School of Investment Banking at the University of Pennsylvania.

b) On October 4, 2004 the Company's board of directors approved the creation of the following: Audit Committee and Charter, Nominating Committee, Corporate Governance and Guidelines, Compensations Committee

c) On October 5, 2004 the Company approved the creation of a number of new committee charters, policies and guidelines which include the following; Investment Committee & Charter, Adoption of Investment Procedures and Investment Analysis Guidelines, Due Diligence Checklist for Investments, Due Diligence Checklist, Managerial Guidelines, Adoption of Code of Ethics and Guidelines, Safety of Investments, Continuous Disclosure Policy, Establishing a Subsidiary, Valuation of Investments, Issuance of Private Placement, Continuation of Special Counsel. In addition the Company board approved the creation of a Series "A" Convertible Preferred Shares.

d) On October 6, 2004 the Company's Compensation Committee issued granted Series "A" Convertible Preferred Shares to Mr. Dix and Mr. Boudewyn totaling 3,000,000. Each share of Convertible Preferred Stock is convertible initially at the rate of 800 shares of common stock for each full share of convertible preferred stock. Each share of outstanding Series A Convertible Preferred Stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series A Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective.

e) On October 19, 2004, the Company filed notice of its intention to become a Business Development Corporation ("BDC") by filing a N-54A (Notification of Election to Be Subject to Sections 55 Through 65 of the Investment Company Act of 1940 Filed Pursuant to Section 54(a) of the Act), and filed a Form 1-E (Notification Under Regulation E) on October 20, 2004. As a BDC the Company intends to make long-term debt and equity investments with strategic technologies and/or applications in the wireless broadband space, allowing the Company to expand into other information and communication technologies sectors that offer the greatest potential for growth. The Investment Committee has adopted a charter wherein these two criteria a weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where it can acquire at least a 51% ownership interest in the outstanding capital of the portfolio Company.

     As a BDC, the Company is required to have at least 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

f) On October 27, 2004 the Company's board appointed Kirk Haney as an independent board member.

g) On November 1, 2004, Company issued 3,000,000 restricted shares of common stock to one individual for consulting services to be performed for the Company. These shares were valued at $39,000 or $0.013 per share.

h) On November 1, 2004, the Company agreed to sell restricted shares of common stock valued at $10,000 ($0.01015 per share). In addition, the investor will receive four warrants to purchase a minimum of $10,000, but not greater than $250,000, in shares of common stock during each quarterly period during the 2005 calendar year. This purchase of shares is in connection with a license agreement entered into by the parties, dated February 19, 2004. See Form of Common Stock Purchase Warrant at Exhibit
     4.16 to this Form 10-QSB.

i) On November 3, 2004, the Company placed 177,777,778 shares in an escrow account pursuant to the terms of the $2,000,000 convertible notes, described above.

j) On November 8, 2004, the Company's board appointed Murray Williams as an independent board member. and will chair the company's audit committee. Mr. Williams was one of the founding members of Buy.com, Inc., the second largest multi-category e-commerce company in the world. Between 1998 and 2001, he successfully developed the finance, legal, business development and HR departments, and the company enjoyed its greatest success while he was its highest-ranking financial officer, responsible for securing over $225 million in private financing. The company also appointed Kirk L. Haney as the chair for the investment committee.

k) On November 9, 2004, the Company sold an additional $1 million in principal amount of promissory notes to certain investors. These note holders also received Class A & B share warrants to purchase shares of common stock. The Company issued 20 Class A Warrants for each 100 shares issuable had the promissory note been converted at the closing date. The Company also issued 125 Class B Warrants for each $1.00 of principal amount under the notes.



l) The Company has adopted a standard form of agreement for use with independent directors of the Company. See Exhibit 10.2 to this Form 10-QSB.

ITEM 6.  EXHIBITS

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        5G WIRELESS COMMUNICATIONS, INC.


                                        By: /s/ Jerry Dix
                                           -------------------------------------
                                           Jerry Dix, Chief Executive Officer

                                        Date: November 15, 2004


                                        By: /s/ Don Boudewyn
                                           -------------------------------------
                                           Don Boudewyn, Chief Financial Officer

                                        Date: November 15, 2004

                                  EXHIBIT INDEX

Number                                Description

1 Agency Agreement between the Company and May Davis Group, Inc., dated April 1, 2003 (incorporated by reference to Exhibit 1 of the Form 10-QSB/A filed on November 17, 2003).

2.1 Agreement and Plan of Reorganization and Merger between Tesmark, Inc., an Idaho corporation, and the Company (formerly know as Tesmark, Inc.), a Nevada corporation, dated November 10, 1998 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 15, 1999).

2.2 Acquisition Agreement between the Company, and Richard Lejeunesse, Curtis Mearns, and Don Boudewyn, a partnership (known as 5G Partners), dated December 15, 2000, as amended (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 14, 2001).

2.3 Share Purchase Agreement between the Company, and Sea Union Industries Pte. Ltd., Richard Lajeunesse, Rita Chou, Peter Chen, Yeo Lai Ann, Tan Lam Im, Choa So Chin, Tan Ching Khoon, Tan Sek Toh, and 5G Wireless Communication Pte. Inc. (formerly known as Peteson Investment Pte Ltd.), dated May 5, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K filed on June 5, 2001).

2.4 Purchase Agreement between the Company and Skyhub Asia Holdings Limited, eVision USA.com, and eBanker USA.com, dated May 19, 2001 (incorporated by reference to Exhibit 2.4 of the Form 10-KSB filed on April 18, 2002).

2.5 Definitive Acquisition Agreement between the Company and Wireless Think Tank, dated April 30, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on August 13, 2002).

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

3.5 Certificate of Amendment to Articles of Incorporation, dated September 16, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 22, 2004).

3.6 Certificate of Correction, dated September 20, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 22, 2004).

3.7       Bylaws, dated September 25, 2002 (incorporated by reference to Exhibit
          3.5 of the Form 10-KSB filed on May 8, 2003).

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

4.4 Form of Subscription Agreement Between the Company and investors, dated February 12, 2002 (including the following exhibits: Exhibit A:
          Form of Notice of Conversion; Exhibit B: Form of Registration Rights Agreement; Exhibit C: Form of Debenture; and Exhibit D: Form of Opinion of Company's Counsel) (the following to this agreement have been omitted: Exhibit E: Board Resolution; Schedule 3(A):
          Subsidiaries; Schedule 3(C): Capitalization; Schedule 3(E): Conflicts;
          Schedule 3(G): Material Changes; Schedule 3(H): Litigation; Schedule 3(L): Intellectual Property; Schedule 3(N): Liens; and Schedule 3(T):
          Certain Transactions) (incorporated by reference to Exhibit 4.4 of the Form 10-QSB filed on May 20, 2002).

4.5 Escrow Agreement between the Company, First Union Bank, and May Davis Group, Inc., dated February 12, 2002 (incorporated by reference to
          Exhibit 4.5 of the Form 10-QSB filed on May 20, 2002).

4.6 Form of Escrow Agreement between the Company, Joseph B. LaRocco, Esq., and investors, dated February 12, 2002 (incorporated by reference to Exhibit 4.6 of the Form 10-QSB filed on May 20, 2002).

4.7 Security Agreement (Stock Pledge) between the Company and investors, dated February 12, 2002 (incorporated by reference to Exhibit 4.7 of the Form 10-QSB filed on May 20, 2002).

4.8 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated June 1, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on June 26, 2003).

4.9 Form of Subscription Agreement Between the Company and investors (including the following exhibits: Exhibit A: Form of Debenture ; Exhibit B: Form of Notice of Conversion; Exhibit C: Form of Opinion; and Exhibit D: Subscription Procedures) (the following schedules have been omitted: Schedule 3(a): Subsidiaries; Schedule 3(c):
          Capitalization; Schedule 3(e): Conflicts; Schedule 3(g): Material Changes; Schedule 3(h): Litigation; Schedule 3(l): Intellectual Property; Schedule 3(n): Liens; and Schedule 3(t): Certain Transactions) (incorporated by reference to Exhibit 4.9 of the Form 10-QSB/A filed on November 17, 2003).

4.10 Form of Subordinated, Convertible Note and Warrants Agreement between the Company and investors (including the following exhibits: Exhibit
          A: Form of Convertible  Subordinated  Promissory  Note; and Exhibit B:
          Form of Warrant Agreement) (incorporated by reference to Exhibit 4.10 of the Form 10-QSB filed on November 24, 2003)

4.11 Form of Promissory Note issued by the Company to investors, dated March 4, 2004 (incorporated by reference to Exhibit 4.1 of the Form 10-QSB/A filed on May 28, 2004).

4.12 Form of Note Purchase Agreement between the Company and investors, dated March 4, 2004 (incorporated by reference to Exhibit 4.2 of the Form 10-QSB/A filed on May 28, 2004).

4.13 Form of Warrant issued by the Company to investors, dated March 4, 2004 (incorporated by reference to Exhibit 4.3 of the Form 10-QSB/A filed on May 28, 2004).

4.14 2004 Non-Employee Directors and Consultants Retainer Stock Plan, dated June 8, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 filed on June 21, 2004).

4.15 Subscription Agreement between the Company Communications, Inc., on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated September 22, 2004 (including the following items: Exhibit A1: Form of Class A Warrant; Exhibit A2: Form of Class B Warrant; Exhibit B: Funds Escrow Agreement; Exhibit E: Shares Escrow Agreement; Exhibit F: Form of Limited Standstill Agreement; Exhibit G: Security Agreement; and Exhibit H: Collateral Agent Agreement) (not including the following items: Attachment 1: Disclosure Schedule; Exhibit C: Form of Legal Opinion; Exhibit D: Form of Public Announcement on Form 8-K; Schedule 5(d): Additional Issuances; Schedule 5(q): Undisclosed Liabilities;
          Schedule 5(s): Capitalization; Schedule 9(e) Use of Proceeds; Schedule 9(q): Limited Standstill Providers; and Schedule 11.1: Other Securities to be Registered) (incorporated by reference to Exhibit 4 of the Form 8-K filed on September 30, 2004).

4.16 Form of Common Stock Purchase Warrant issued by the Company in favor of Pole Star Communications, Inc., dated November 1, 2004
          (incorporated by reference to Exhibit 4 of the Form 8-K filed on November 12, 2004).

10.1 Independent Consulting Agreement between the Company and Ghillie Finaz, AG, dated September 22, 2004 (incorporated by reference to
          Exhibit 10 of the Form 8-K filed on September 30, 2004).

10.2 Form of agreement between the Company and its independent directors (filed herewith).

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 28, 2003).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 30, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

31.1      Rule 13a-14(a)/15d-14(a) Certification of Jerry Dix (filed herewith).

31.2      Rule   13a-14(a)/15d-14(a)   Certification   of  Don  Boudewyn  (filed
          herewith).

32 Section 1350 Certification of Jerry Dix and Don Boudewyn (filed herewith).

99.1      Patent Application, dated March 28, 2002 (incorporated by reference to
          Exhibit 99.2 of the Form 10-KSB filed on May 8, 2003).

99.2 Text of Press Release Issued by the Company, dated September 29, 2004 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on September 30, 2004).

99.3 Text of Press Release Issued by the Company, dated September 30, 2004 (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on September 30, 2004).

99.4 Text of Press Release Issued by the Company, dated October 5, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 8, 2004).

99.5 Text of Press Release Issued by the Company dated October 28, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 3, 2004).