Form 10KSB
period 2004-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2005-03-31
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                             COMMISSION FILE NUMBER: 0-30448

                              5G WIRELESS COMMUNICATIONS, INC.
                  (Exact Name of Registrant as Specified in Its Charter)

                  Nevada                                  20-0420885
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
             or Organization)                          Identification No.)

    4136 Del Rey Avenue, Marina Del Rey, California         90292
     (Address of Principal Executive Offices)            (Zip Code)

              Registrant's telephone number:  (310) 448-8022

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

     The Registrant's revenues for the fiscal year ended December 31, 2004 were $651,450. As of March 14, 2005, the Registrant had
871,037,368 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2005: $5,553,400.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                    TABLE OF CONTENTS

PART I.                                                                   PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                            3

ITEM 2.   DESCRIPTION OF PROPERTY                                           16

ITEM 3.   LEGAL PROCEEDINGS                                                 16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          17

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     18

ITEM 7.   FINANCIAL STATEMENTS                                              31

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                            32

ITEM 8A.  CONTROLS AND PROCEDURES                                           33

ITEM 8B.  OTHER INFORMATION                                                 34

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                 35

ITEM 10. EXECUTIVE COMPENSATION                                             39

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS             41

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     45

ITEM 13. EXHIBITS                                                           47

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            47

SIGNATURES                                                                  49

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     5G Wireless Communications, Inc. ("Company") was incorporated as Tesmark, Inc. in September 1979. In November 1998, we changed our state of incorporation from Idaho to Nevada and in January 2001 changed our name to 5G Wireless Communications, Inc. In March 2001, we acquired 5G Partners, a Canadian partnership, and changed our business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, we acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, we shifted our strategy from that of a service provider to an equipment manufacturer, or OEM.

     In November 2004, the Company elected, by the filing of a Form N-54A, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 31, 2004, we moved certain assets and certain liabilities of the Company into 5G Wireless Solutions, Inc. ("Portfolio Company") in exchange for 100% of the outstanding shares of the Portfolio Company's common stock. The Portfolio Company will continue to focus on broadband wireless networking solutions for educational campus and citywide campuses environments. In addition to manufacturing the existing product line, the Portfolio Company will focus on developing new solutions that create larger and more efficient wireless networks.

Business of the Company.

     The Company intends to invest in companies that focus on providing strategic information and communications technologies or applications. We will seek to leverage the combined talents of our experienced management team to invest in those technologies and to enhance shareholder value.

     A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending primarily to private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

     As a business development company, the Company may not acquire any asset other than "qualifying assets", unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

     The principal categories of qualifying assets relevant to our business are:

     - Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

     - Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

     - Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

     An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

     - Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

     - Is actively controlled by the business development company and has an affiliate of a business development company on its board of directors.

     To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

     As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. See "Risk Factors."

     The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission ("SEC").

     As a business development company, our primary goal is to increase our net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies with strategic information and communications technologies or applications, which will leverage the combined talents of our experienced management team to incubate these companies and seek to enhance shareholder value. As a result, the Company will focus on making equity and not debt investments.

     The Company will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

     The Company must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

     We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

     We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity.

(a)  Valuation Methodology.

     We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2004, approximately 32% of our total assets represented an investment, 5G Wireless Solutions, Inc., our sole portfolio Company at such date, at fair value. Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     Our investment in the Portfolio Company is carried at historical carrying amounts (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.

     Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

     As a business development company, we invest in liquid and illiquid securities, including debt and equity securities primarily of private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

(b)  Risk Factors.

     Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

     - The ongoing global economic uncertainty, coupled with war or the threat of war;

     - Risks associated with possible disruption in our operations due to terrorism;

     - Future regulatory actions and conditions in our operating areas;
       and

     - Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     (1)  Investing in Private Companies Involves a High Degree of Risk.

     The Company's portfolio will consist of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

     (2)  Our Portfolio of Investments Will Be Illiquid.

     The Company intends to acquire its investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio will typically be subject to restrictions on resale or otherwise have no established trading market. We intend to exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments.
In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

     Pursuant to the requirements of the 1940 Act, we will value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors has to determine in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. Such policies and procedures shall fall in the exclusive purview of the Audit Committee of the board of directors.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.

     (3)  Our Quarterly and Annual Operating Results Fluctuate
Significantly.

     The Company's quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of our performance in future quarters and years.

     (4) Our Investment Model is Highly Speculative in Nature and Our History of Using the Model is Limited.

     The Company's investment model is highly speculative since it includes making investments in new development stage companies and having those companies invest in new, untested technology. Furthermore, we have only been using our investment model for a relatively short period of time and have little or no historical information upon which to judge whether or not the model is successful. We cannot assure you that our investment model will be successful or that any of our investments will be successful.

     Our financial results are largely dependent upon the performance of 5G Wireless Solutions, Inc., which represents 32% of all the assets of the Company at December 31, 2004.

     The Portfolio Company is dependent upon the successful commercialization of new technologies. Each of our investments in portfolio companies will be subject to a high degree of risk and we may lose all of our investment in a portfolio company if it is not successful. We may also invest in development stage companies that our management believes can benefit from our knowledge of technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or become obsolete. Our portfolio companies must successfully acquire, license or in some cases further develop new technologies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies, with greater access to, and resources for, further development of these new technologies.
We may lose our entire investment in any or all of our portfolio companies.

     (5) We May Need to Make Additional Cash Investments in our Portfolio Companies.

     The Company may have to make additional cash investments in our portfolio companies to protect our overall investment value in the particular company. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio company, and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

     (6)  The Securities We Hold in Our Portfolio Companies are
Subject to Restriction on Resale.

     Our portfolio companies will be private entities and we will acquire their securities in private transactions. As a result, all of the securities we will hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

     (7) We Are Dependent Upon the Efforts of Our Portfolio Companies to Successfully Commercialize Their Products and Services.

     Our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire.

     They may lose the rights granted to them for a technology or a licensing agreement. We cannot assure you that our portfolio company will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio company or that our portfolio company will not take actions that could be detrimental to us.

     (8) Investments in Our Portfolio Companies Will be Concentrated in the Information and Communications Technologies and Applications Industry.

     The Company's investments in its portfolio companies will be concentrated in the information and communications technologies and applications industry. This concentration will mean that our investments will be particularly dependent on the development and performance of this industry. Accordingly, our investments may not benefit from any advantages, which might be obtained with greater diversification of the industries in which our portfolio companies operate. If this industry should decline or fail to develop as expected, our investments in our portfolio companies in this industry will be subject to loss.

     (9) We have a Limited Amount of Funds Available for Investment in Potential Portfolio Companies.

     Based on the amount of our existing available funds, it is unlikely that the Company will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments would have a material adverse effect on our financial condition and the price of our common stock.

     (10) We are subject to government regulations because of our status as a business development company.

     The Company has elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

     (11) Two of Our Current Stockholders Have Significant Influence Over Our Management and Affairs.

     Jerry Dix, our chief executive officer and chairman, and Don Boudewyn, our executive vice president and secretary/treasurer, beneficially own approximately 8.92% of our common stock and all the restricted 3,000,000 convertible series "A" preferred shares which translates to 75.8% of the common shares, on a fully diluted basis, for the purpose of voting rights as of December 31, 2004. Therefore, they may be able to exert influence over our management and policies and may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

     (12)  Our Common Stock Price May Be Volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

     - Price and volume fluctuations in the overall stock market from time to time;

     - Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     - Changes in regulatory policies with respect to business development companies;

     - Actual or anticipated changes in our earnings or fluctuations in our operating results;

     - General economic conditions and trends;

     - Loss of a major funding source; or

     - Departures of key personnel.

     Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

     (13) No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Our Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

       The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Description of Portfolio Company.

(a)  Products.

     5G Wireless Solutions, Inc. ("Portfolio Company") markets and sells both outdoor and indoor wireless radio systems including Wi-Fi that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of eight miles or more in fixed wireless configurations or up to one mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. We believe that the antenna design and wireless access points allows the systems to more effectively penetrate buildings and trees than competitors while improving overall performance for end users. The indoor product shares many of the same characteristics as outdoor products, including user capacity and penetration of objects, but is designed to maximize local coverage at lower costs, for indoor distances up to 2,500 feet.

     Both the outdoor and indoor products provide strong security at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment. We believe that these products enable customers to combine wireless networks with fewer components that cost less, perform better and provide a faster return on invested capital.

(b)  Target Market.

     Demand for broadband connectivity continues to expand rapidly.
However a growing portion of end-users have found that existing wire-line and wireless broadband access solutions are unable to meet their needs. We believe this is due in part to installation delays, higher infrastructure costs, and lack of maintenance and support for end users. Using its proprietary wireless solutions, the Portfolio
Company's customers can be up and running very quickly at a fraction of the cost. The Portfolio Company intends to target the following markets:

Market                         Solution

Universities and               The solution can replace VPN lines
Corporate Campuses             with direct and secure wireless
                               connections, which can provide
                               always-on roaming capabilities
                               around the campus, with Internet
                               access-control managed at the
                               classroom or office level.  In
                               addition, with our access points
                               the wireless connection can cover
                               multiple campuses in the same city
                               and allow individual end-users to
                               stay connected while off campus.

Municipalities                 The solution can provide a network
                               covering over six mile point-to-
                               point shots that meet the security
                               requirements critical for the
                               passage of government and police
                               documents between departments,
                               stations and substations.

Government & Military          The solutions create a private
                               network designed to be able to
                               handle highly sensitive data
                               including surveillance camera, full
                               motion video, remote censoring, etc.

Wireless ISP                   The solution delivers one of the
                               fastest returns on investment for
                               the ISP's. The solution virtually
                               eliminates the need for multiple
                               towers and connectivity by covering
                               areas as large as 10 sq. miles
                               which can support a large number of
                               concurrent users per access point,
                               while servicing clients with
                               greater throughputs and quality of
                               service than traditional wireless solutions.

(c)  Distribution Channel Strategy.

     Currently, the Portfolio Company services clients through a two-tier distribution model. In addition to having an OEM element, the majority of the current sales have been through direct sales, which are mostly from domestic sources. We anticipate that the Portfolio Company will grow its sales through its value added resellers and distribution channels.

     Select international accounts will lead the way to greater expansion overseas as it progresses. Additionally, we expect that the Portfolio Company will have a number of VAR relationships that will continue to grow as more value added resellers learn about its technology.

(d)  Sales.

     Most of its products are sold domestically through direct sales and the value added reseller channels. In addition, the Portfolio
Company has a few international resellers that it believes will lead to greater expansion of its international business.

     For fiscal 2004, campus environment, such as universities and municipalities, represented 33.3% of its business while 64.1% was through value added resellers and ISPs with the balance coming from miscellaneous sales.

     During 2004, revenues of the portfolio company increased quarter over quarter. This is mainly due to marketing and sales efforts that have focused on its core areas of strength and the building of the "5G Wireless Solutions" brand. In an effort to improve sales, the Portfolio Company is looking to add independent sales representatives and/or agencies that are compensated on a commission basis.

(e)  Competition.

     There is intense competition in the wireless industry.
Competition is based on design and quality of the products, product performance, price and service, with the relative importance of each factor varying among products and markets.

     Competitors include Cisco, Alvarion, Proxim, Motorola, Trango and Vivato. The wireless products and services offered by these competitors include products in the 900Mhz, 2.4 Ghz and 5.8 Ghz frequencies. Many of these companies have much greater financial and other resources available to help them withstand adverse economic or market conditions. These factors, in addition to other influences such as increased price competition and market and economic conditions could potentially impair the Portfolio Company's ability to compete.

(f)  Patents and Trademarks.

     The Portfolio Company has applied for two patents, both of which include software, hardware and antenna design and expect to apply for additional patents to the extent its product line is expanded. Hotzone and G-Force are trademarks of 5G Wireless Solutions. Other trademarks referenced herein are the property of their respective owners.

(g)  Government Regulation.

     Currently, the technology can be deployed in the highly regulated license free frequency bands. As such, the products are not subject to any wireless or transmission licensing in the United States, and many other jurisdictions worldwide. The products do, however, have to be approved by the Federal Communications Commission, for use in the United States as part of FCC Rule 15.247. For use in Canada, and other jurisdictions certain regulatory requirements may be necessary to ensure they meet the rigorous requirements for use of these bands.

     Continued license-free operation will be dependent upon the continuation of existing government policy and, while we are not aware of any policy changes planned or expected, this cannot be assured. License-free operation of the Portfolio Company's products in the 2.4 GHz band are subordinate to certain licensed and unlicensed uses of the bands and the Portfolio Company's products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If the Portfolio Company should be unable to eliminate any such harmful interference, or should its products be unable to accept interference caused by others, the Portfolio Company or its customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 2.4 GHz bands become unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

(h)  Employees.

     As of December 31, 2004, the Portfolio Company has 13 employees and 6 consultants working for the Portfolio Company, all of whom are full-time. To facilitate anticipated growth, the Portfolio Company intends to hire additional sales representatives, engineers and radio frequency technicians to service and maintain network support, as well as improve manufacturing capabilities at the Portfolio Company. There will also be a need to increase sales and support staff to ensure continued growth and maintenance of the Portfolio Company's quality of service. These numbers may vary depending on the size and scope of the client's projects. The focusing will be on several new areas of expansion, including the development of a market strategy that focuses on specific vertical markets.

(i)  Research and Development.

     The Portfolio Company has defined a robust roadmap for the development of additional products intended to enhance network performance, decrease product costs, improve manufacturing, analyze outsource options, and expand the range of customer applications. This includes refined and completely new access point and client premise equipment (CPE) designs that complement current products. It also includes new antenna designs that could open up new markets for the Portfolio Company.

     All developed products and projects must meet a minimum return on investment, or return on investment, threshold in order to be
considered for development.   The Portfolio Company believes this will
help to ensure that it is utilizing resources correctly, that assets are being deployed properly, and that all projects ultimately add shareholder value. Areas of positive return on investment development includes:

     - A less-expensive, yet high-performance CPE device designed for WISP applications and other requirements for extending the range of a PC laptop.

     - Access Points that operate at various frequencies along the spread spectrum within legal limits.

     - WiMAX (IEEE 802.16) products that have a variety of applications including backhauling, etc.

     - Public Safety and Homeland Security applications designed to serve the needs of police, fire and other emergency vehicles and field operators.

     For the fiscal years 2004 and 2003, all internal research and development costs were charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.
Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.
Research and development costs for the years ended December 31, 2004 and 2003 were minor and are included in general and administrative expenses.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The principal executive offices for the Company currently consists of approximately 10,560 square feet of office space, which are located at 4136 Del Rey Avenue in Marina Del Rey, California. We leased this property on October 30, 2003 for a five-year term at the current monthly rent of $11,420 as of December 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

     On July 26, 2004, John P. Kelly, a former employee of the Company, filed a complaint against the Company alleging certain statutory and common law claims against us based upon the non-payment of certain amounts allegedly due to Mr. Kelly following his voluntary resignation from the Company. The parties agreed in December 2004 to a settlement of this action that resulted in the return of 1,100,230 restricted shares of common stock, originally valued at $68,000, to the Company for cancellation in exchange for the payment of $68,163 to Mr. Kelly. This complaint has been dismissed with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Company's shares of common stock are traded on the Over the Counter Bulletin Board ("OTCBB") (under the symbol "FGWC"; prior to February 12, 2001 the symbol was "TSMK") and the range of closing bid prices shown below is as reported by the OTCBB. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                  0.024     0.008
Quarter Ended September 30, 2004                 0.030     0.009
Quarter Ended June 30, 2004                      0.049     0.004
Quarter Ended March 31, 2004                     0.086     0.008

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  0.086     0.079
Quarter Ended September 30, 2003                 0.143     0.055
Quarter Ended June 30, 2003                      0.032     0.024
Quarter Ended March 31, 2003                     0.003     0.002

Holders of Common Equity.

     As of December 31, 2004, the Company had approximately 116 shareholders of record. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it was incorporated. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Sales of Unregistered Securities.

     Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2004 have been previously reported either in a Form 10-QSB or in a Form 8-K:

     Upon the appointment of Phil E. Pearce, Stanley A. Hirschman, and Kirk Haney to the board of directors, they were granted unvested options to purchase up to 1,000,000 restricted shares of the Company's common stock based on the closing price the day prior to their appointment. However, when the Company became a BDC, effective on November 6, 2004, these options were cancelled due to prohibitions imposed on the Company under the 1940 Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company has elected to be regulated as a business development company under the 1940 Act, which became effective November 6, 2004. Prior to this date the company operated as a provider of wireless solutions during 2004 and as an Internet service provider during a portion of 2003. Accordingly, the comparability of our results of operations is impacted by our changes in business strategy during these periods.

     On December 31, 2004, the Company moved certain assets and certain liabilities into a portfolio company, 5G Wireless Solutions, Inc. ("Portfolio Company"), which for purposes of this section, designs, builds, markets and services innovative Wi-Fi compatible wireless broadband systems. We believe the integrated hardware and software solutions offer significant improvements in distance, performance, throughputs and security while servicing both line of sight and non-line of sight applications. The Portfolio Company is focused on manufacturing products and developing solutions to create large and efficient wireless LAN and WAN with far less equipment and expense than its competitors. The Portfolio Company's customers include universities, businesses, governments, municipalities and wireless Internet service provider.

     The Portfolio Company markets and sells both outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of eight miles or more in fixed wireless configurations or up to one mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. The Portfolio Company believes its antenna design and wireless packet switching allows its systems to more readily penetrate buildings and trees than competitors, and to accommodate up to 1000 user associations. The indoor product shares many of the same characteristics and strengths as the outdoor product, including user capacity and penetration of objects, but is designed to utilize less power, at a lower cost and for indoor distances up to 1,000 feet depending upon the structure.

     Both the Portfolio Company's outdoor and indoor products provide strong security at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment. Because of these advantages, the Portfolio Company believes its products enable customers to combine wireless networks with fewer components that cost less, perform better and potentially provide a faster return on invested capital. The Portfolio Company has devoted substantial resources to the build out of its networks and product research and development with limited resources applied to its marketing programs.

     As a result, the Company has historically experienced operating losses and negative cash flow. We expect that these operating losses and negative cash flows may continue through additional periods. In addition, the Portfolio Company only has a limited record of revenue-producing operations and there is only a limited operating history upon which to base an assumption that it will be able to achieve its business plans.

Results of Operations.

     Because the Company has elected to be regulated as a business development company under the 1940 Act, the comparability of our results of operations is impacted by our changes in business strategy during these periods. The results of operations reflected in this discussion include the operations of the Company for the past two years.

(a)  Revenue.

     Revenue from continuing operations increased by $484,148, or approximately 289%, from $167,302 for the year ended December 31, 2003 to $651,450 for the year ended December 31, 2004. The increase in revenue was primarily due to sales of wireless solutions to customers as a result of an increase in awareness of our wireless solutions, particularly in the university campus market place. We expect this trend to continue as more university campuses look to upgrade their network infrastructure.

(b)  Cost of Revenue.

     Cost of revenue principally includes the cost of the components required to produce wireless systems sold. Total cost of revenue increased by $62,297, or approximately 46%, from $137,314 for the year ended December 31, 2003 to $199,611 for the year ended December 31, 2004. The increase was principally due to the increase in sales mitigated by the cost for component parts remaining relatively stable. We believe this trend will continue in the future.

(c)  Operating Expenses.

     Total operating expenses increased by $2,591,916, or approximately 123%, from $2,112,663 for the year ended December 31, 2003 to $4,704,579 for the year ended December 31, 2004. The increase was primarily attributable to an increase in professional consulting, accounting and legal services related to financing and the conversion to a BDC. These expenses are expected to decrease in 2005.

(d)  Other Expenses.

     Interest expenses increased during the year ended December 31, 2004 primarily due to an increase in the amount of debt carried by the Company. Interest expense increased by $687,441, or approximately 856%, from $77,019 at the year ended December 31, 2003 to $736,460 for the year ended December 31, 2004. This may increase in the coming year should the Company seek additional debt financing.

(e)  Net loss

     Net loss increased by $2,829,506, or approximately 131%, from a net loss of $2,159,694 for the year ended December 31, 2003 to a net loss of $4,989,200 for the year ended December 31, 2004. The increased net loss was attributed to higher operating costs during the year, which is expect to decrease in 2005 due to planned cost reductions and increases in sales.

Factors That May Affect Operating Results.

     The operating results of the Company, and after December 31, 2004, 5G Wireless Solutions, Inc. and any other portfolio companies for purposes of this discussion, can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

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

     - the ability to build brand recognition;

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

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability; and

     - general economic conditions.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, we intend to invest in marketing, strategic partnerships, and development of our customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its business.

     The Company is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

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

(b)  Protection of Proprietary Rights.

     The Company's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop services that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

     The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to us on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results.

     There is a risk that some of the Company's products may infringe the proprietary rights of third parties. In addition, whether or not the Company's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company's failure to do so could have a negative affect on its business and revenues.

(c)  Dependence on Suppliers.

     The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct processes used to build its devices. In such an instance, the Company would not be able to manufacture any devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(d)  Technological and Market Changes.

     The markets in which the Company competes are characterized by new service introductions, evolving industry standards, and changing needs of customers. There can be no assurance that our existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new services. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is a risk to the Company that there may be delays in initial implementation of new services. Further risks inherent in new service introductions include the uncertainty of price-performance relative to services of competitors, competitors' responses to its new service introductions, and the desire by customers to evaluate new services for longer periods of time. Also, the Company does not have any control over the pace of technology development. There is a significant risk that rights to a technology could be acquired or be developed that is currently or is subsequently made obsolete by other technological developments. There can be no assurance that any new technology will be successfully acquired, developed, or transferred.

(e)  Government Regulation.

     The Company's technology is deployed in license-free frequency bands and is not subject to any wireless or transmission licensing in most jurisdictions, including the United States. Continued license-free operation is dependent upon the continuation of existing government policy. While we are not aware of any policy changes planned or expected, there can be no assurances that government policy will not change. License-free operation of the Company's products in the 2.4 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and its products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If we are unable to eliminate any such harmful interference, or should its products be unable to accept interference caused by others, the Company and its customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 2.4 GHz band becomes unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

(f)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including our chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on our business and prospects.

     The Company intends to recruit in fiscal year 2005 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(g)  Operation as a Business Development Company.

     Although the Company is limited by the 1940 Act with respect to the percentage of its assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, or the industries in which those investment companies must operate. The Company may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

     The Company intends to make investments into qualified companies that will provide the greatest overall return on its investment. However, certain of those investments may fail, in which case we may not receive any return on our investment. In addition, the Company's investments may not generate income, either in the immediate future, or at all. As a result, the Company may have to sell additional stock, or borrow money, to cover its operating expenses. The effect of such actions could cause its stock price to decline or, if we are not successful in raising additional capital, the Company could cease to continue as a going concern.

(h)  Limitations on Liability and Indemnification.

     The Company's bylaws include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Operating Activities.

     The net cash used in operating activities was $2,335,904 for the year ended December 31, 2004 compared to $415,751 for the year ended December 31, 2003, an increase of $1,920,153 or approximately 462%. This increase is attributed primarily to an increase in accrued expenses and accounts receivable.

Investing Activities.

     Net cash used in investing activities increased to $200,356 during the year ended December 31, 2004 as compared to $46,337 during the year ended December 31, 2003 as a result of the purchase of additional equipment.

     In addition, the Company may wish to pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden the Company's product offerings and achieve operating efficiencies.

Liquidity and Capital Resources.

     As of December 31, 2004, the Company had cash of $636,904. During the years ended December 31, 2004 and 2003, the Company incurred losses of $4,989,200 and $2,159,694, respectively, and the Company has an accumulated deficit of $18,759,655 as of December 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

     Management plans to continue raising additional capital through a variety of fund raising methods during 2005 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, we will continue to seek additional funds to ensure our successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.
In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require us to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.

     The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to service the Company through to the end of 2005. Financing activities provided cash of $2,961,494 during the year ended December 31, 2004 and included the issuance of $85,000 in notes payable, $2,985,000 in convertible debentures, $21,628 in proceeds from the sales of our common stock and the repayment of $125,634 of notes payable. Recent financing activities:

(a)  $135,000 Convertible Notes.

     The Company agreed to terms with four investors, in the third quarter of 2003, one of which was the then president of the Company, Peter Trepp, to loan the Company a total of $135,000 under subordinated promissory notes. The subordinated notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of a new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The notes are subordinated to all of our indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on our balance sheet. As of December 31, 2004, the balance remaining was $50,000. Each investor was issued warrants to purchase shares of our common stock equal to 40% of the amount invested in the notes. See Exhibit 4.10.

(b)  $250,000 Convertible Notes.

     In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or individuals related to certain management personnel. All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 60% of the average of the three lowest closing bid prices during the twenty trading days immediately prior to the conversion date. In connection with the $250,000 Convertible Notes, the Company granted warrants to purchase 666,667 shares of the Company's restricted common stock at an exercise price of the lesser of: (a) the five day average closing bid price prior to closing or (b) the fifteen day average closing bid price prior to exercise. The warrants vested upon grant and expire in March 2006. See Exhibits 4.11 to 4.13.

(c)  $805,000 Convertible Notes.

     In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All of these borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 100% of the closing bid price during the sixty trading days immediately prior to the conversion date. See Exhibits 4.11 to 4.13.

     In connection with the issuance of the $715,000 Convertible Notes, we paid issuance costs of $74,500, which has been recorded as a debt discount and is being amortized, into interest expense over the life of notes. During the year ended December 31, 2004, we amortized approximately $28,000 of such amount. In July 2004, we borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes.

(d)  $2,000,000 Convertible Notes.

     On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are to purchase up to $2,000,000 of principal amount of promissory notes, bearing interest at 5% per annum, convertible into shares of the Company's common stock at a conversion price equal to the lesser of
(i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $0.05. See
Exhibit 4.15.

     In addition the convertible note holders will receive Class A and Class B share warrants to purchase shares of common stock based on the following formulas:

     (1)  Class A Warrants

     30 Class A Warrants will be issued for each 100 shares which would be issued on each closing, assuming the complete conversion of the notes issued on each such closing date at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is 120% of the closing bid price of the common stock on the trading day immediately preceding the Initial Closing Date and is exercisable until five years after the issue date of the Class A Warrants.

     (2)  Class B Warrants

     The Company will issue and deliver 125 Class B Warrants to the subscribers for each $1.00 of purchase price invested on each closing date. The per warrant share exercise price to acquire a share upon exercise of a Class B Warrant is $0.02 and is exercisable until three years after the issue date of the Class B Warrant.

     $1,000,000 of promissory notes was purchased on the initial closing date. The other $1,000,000 of promissory notes will be purchased within five business days after the earlier of (i) the actual effectiveness of a registration statement to be filed with the SEC, or (ii) the date upon which the Company is able to issue to the subscribers free trading unrestricted common stock as a "business development company" as defined in Rule 602(a) of Regulation E under the Securities Act of 1933, which took effect on November 6, 2004.

     As part of this funding arrangement, Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president, respectively, have agreed that for the period of 180 days after the second funding amount during which such registration statement will be current and available for use in connection with the public resale of the shares and warrant shares, they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than (i) in connection with an offer made to all shareholders of the Company or any merger, consolidation or similar transaction involving the Company, or (ii) with the prior written consent of the investors and the Company, which shall not be unreasonably withheld.

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations.

     The Company has contractual obligations to repay our notes payable and to make payments under our operating lease agreement. See Notes 3 and 6, respectively, to our accompanying financial statements.

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60,
"Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates in the preparation of financial statements; (b) revenue recognition; and (c) stock based compensation arrangements. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

(a)  Use of Estimates.

     The preparation of the financial statements contained in this report requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Pursuant to the requirements of the 1940 Act, our board of directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. The board of directors is required to value such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. In making its determination, the board of directors considers valuation appraisals provided by independent valuation service providers.

     The board of directors bases its determination of fair value upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

     Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     The Company will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.

     The Company's Audit Committee reviews each report along with information provided by management which may include correspondence that could materially affect the value of the investment, recent SEC filings that have information that could materially affect the valuations, answers to questions that management has posed on a quarterly basis to the CEO of the investments which make up the majority of the total value.

     The Audit Committee reviews the information provided and makes a recommendation to the board of directors regarding the valuation reports and other information pertinent to the final valuation. The board of directors then determines the value of the investments based on all the information provided. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.

     Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

     At December 31, 2004, Jim Tucker, CPA provided the Company with initial valuations of our investment in 5G Wireless Solutions, Inc., our sole portfolio company.

(b)  Revenue Recognition.

     Revenues in 2004 and 2003 resulted principally from the sale and installation of wireless radio systems to customers. Revenues prior to July 2003 resulted from broadband subscriber fees charged to residential and business customers , web hosting and design, licensing fees and engineering consulting services. Equipment sales are recognized when products are delivered without any further services required. Subscription revenues, which were partially received as an up front activation fee and monthly recurring revenues that vary, were recognized as earned on a pro rata basis. Licensing revenues were recognized when the earnings process was completed. Consulting services were recognized as earned pursuant to contracts.

(c)  Stock Based Compensation Arrangements.

     The Company issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of our common stock on the date of each respective transaction after the period of service. These transactions are reflected as a component of general and administrative expenses in the accompanying statement of operations.

     On June 8, 2004, the Company's board of directors adopted the 5G Wireless Communications, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan ("Retainer Stock Plan"). On June 21, 2004, the Company filed with the SEC a registration statement on form S-8 for the purpose of registering 150,000,000 common shares issuable under the Retainer Stock Plan under the Securities Act of 1933. However, since the Company has now converted to a BDC, it notified those individuals that they no longer would receive stock compensation under the plan effective December 31, 2004.

Forward Looking Statements.

     Information in this Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to market fluctuations and our ability to obtain future financing, and the risks set forth below under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.

     During the quarter ended December 31, 2004, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

Subsequent Events.

     (a)  On February 17, 2005, the Company made an investment in the
Portfolio Company in the amount of $125,000.   The purpose of the
investment was to support the ongoing working capital and general and
administrative expense needs of the Portfolio Company.   On March 10,
2005, the Company made another investment in the Portfolio Company in
the amount of $106,000.   This was also to fund general corporate purposes.

     (b) On March 17, 2005, the Company issued 4,000,000 restricted shares of common stock valued at $19,196 as a partial conversion of the first $1,000,000 convertible note (principal and accrued interest) described in Item 6, Liquidity and Capital Resources ($2,000,000 Convertible Notes) above.

     (c) On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are purchasing $1,000,000 in convertible notes, with Class A Warrants to purchase up to 100 additional shares of common stock for each 100 shares issued on the Closing Date (as defined in the subscription agreement) assuming the complete conversion of the notes issued on the Closing Date. The exercise price of the warrant is $0.01 per share. The Class A Warrants are exercisable until five years after the Closing Date. The $1,000,000 investment has been received by the Company on March 22, 2005.

     Under the secured convertible note, they are convertible into common stock of the Company at a price per share equal to subject to the lower of (i) $0.01, or (ii) 75% of the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the 90 trading days preceding a conversion date. The maximum conversion price is $0.01.

     As part of this funding arrangement, the Company's chief executive officer and executive vice president have agreed that from the Closing Date until one year after the Actual Effective Date (as defined in the subscription agreement) they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than in connection with an offer made to all shareholders of the Company or any merger, consolidation or similar transaction involving the Company.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

(a)  Jerry Dix, President/Chief Executive Officer/Director.

     Mr. Dix, age 59, has been in the wireless industry since 1994 and was a pioneer in the pre-paid cellular industry with Globalwise Communications and Prepaid Technologies. In 1995, Dix and his partner launched PrePay Technologies, a wholly owned subsidiary of Globalwise Communications. PrePay Technologies was developed with proprietary technology that enabled PrePay Technology to deliver a prepaid wireless platform as a re-seller for AirTouch in San Diego, California. In 1996, Mr. Dix helped found Satellite Control Technologies, a publicly traded company with patented one and two-way paging technologies, where he worked until being named president and chief executive officer of the Company in January 2002. Mr. Dix helped develop and launch the AlphaTrak locating and control system that utilizes this patented technology combined with GPS technology to locate assets in North America.

(b)  Don Boudewyn, Executive Vice President/Secretary/Treasurer/Director.

     Mr. Boudewyn, age 40, has held his current position with the Company since January 2002. He has held various positions with the Company, including president and vice president of international sales since founding the Company in 2000. From October 1998 to October 2000, Mr. Boudewyn served as a major account executive and business development manager for Celterra Vancouver Ltd., where he was responsible for sales, marketing and business development strategies for a national fiber optic network. Prior to his experience in the communications arena, Mr. Boudewyn worked in real estate from July 1986 to October 1998. He graduated from the British Columbia Institute of Technology with a Bachelor of Arts degree in sales and marketing management. He is also a graduate of the UCLA Director Training & Certification Program.

(c)  Phil E. Pearce, Director.

     Mr. Pearce, age 76, has been an independent business consultant with Phil E. Pearce & Associates and Chairman of Financial Express Corporation since 1990. Prior to this, Mr. Pearce was senior vice president and a director of E.F. Hutton, and was chairman of the board of governors of the National Association of Securities Dealers, where he was closely involved in the formation of the NASDAQ Stock Market. He had also been a governor of the New York Stock Exchange and a member of The Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce is a graduate of the University of South Carolina and the Wharton School of Investment Banking at the University of Pennsylvania. He was appointed to the Company's board of directors on October 4, 2004.

(d)  Stanley A. Hirschman, Director.

     Mr. Hirschman, age 58, is president of CPointe Associates, Inc., an executive management consulting firm that specializes in solutions for companies with emerging technology-based products and is well-versed in the challenges of regulated corporate governance. He is also chairman of the board of Bravo Foods International (a public company), former chairman of Mustang Software and a former director of Imaging Diagnostic Systems, Inc., Aqua-Wellington Funds and ObjectSoft Corporation. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative resulting in the acquisition of the company by Quintus Corporation. Prior to establishing CPointe Associates in 1996, he was vice president operations, Software Etc., Inc., a 396 retail store software chain. He also held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic. He was appointed to the Company's board of directors on September 23, 2004.

(e)  Murray H. Williams, Director.

     Mr. Williams, age 34, is the co-founder of Brand Shopping Network, Inc., a shopping service that started in 2001. In this position, he has written the business plan and created five-year projections and successfully completed a reverse merger into a public shell. Prior to that, Mr. Williams was one of the founding members of Buy.com, Inc., where he created, developed and managed the finance, business development, legal and human resource departments. Between 1998 and 2001, he developed the finance, legal, business development and HR departments. Prior to joining Buy.com, he was employed with KPMG Peat Marwick, LLP from 1993 through 1998, and last served as a manager in their assurance practice. Mr. Williams managed a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions. He was appointed to the Company's board of directors on November 8, 2004.

(f)  Kirk Haney, Director.

     Mr. Haney, age 33, works in Global Business Development for Cisco Systems, Inc. where he was instrumental in creating Cisco's global security sales strategy. In addition to leading several of Cisco's enterprise and advanced technology sales and engineering teams, he has also been an advisor to Cisco's Corporate Business Development team on various investment and acquisition candidates. Prior to his Cisco experience, which began in 1999, Mr. Haney held senior management positions in sales, marketing and business development for 3Com Corporation and ArrowPoint Communications (acquired by Cisco). He holds a Bachelor of Arts degree in political science from California State University, Long Beach, and an MBA degree from Pepperdine University. Mr. Haney was appointed to the Company's board of directors on October 27, 2004.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2004, and certain written representations from executive officers and directors, the Company is aware of the following required reports that have not been timely filed: (a) Form 4's to cover restricted shares of common stock issued to Mr. Dix on May 2, 2004, June 30, 2004, September 30, 2004, and December 31, 2004, and a Form 4 to cover restricted shares of Series A Convertible Preferred Stock issued to Mr. Dix on October 7, 2004, and a Form 5 by Mr. Dix to cover these Form 4 issuances (this form has been prepared and filed with the SEC; (b) Form 4's to cover restricted shares of common stock issued to Mr. Boudewyn on May 2, 2004, June 30, 2004, September 30, 2004, and December 31, 2004, and a
Form 4 to cover restricted shares of Series A Convertible Preferred Stock issued to Mr. Dix on October 7, 2004, and a Form 5 by Mr. Boudewyn to cover these Form 4 issuances (this form has been prepared and filed with the SEC); (c) Form 3's to cover appointment to the board of directors by Messrs Pearce. Hirschman, Williams and Haney (these Forms have been filed with the SEC). Other than this, the Company is unaware of any other required reports that were not timely filed.

Code of Ethics.

     The Company has adopted a code of ethics that applies to our board of directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (see Exhibit 14). The code of ethics in general prohibits any officer, director or advisory person of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. These persons are required to advise us in writing of his or her acquisition or sale of any such security. This code of ethics is broader and differs from the one specifically required of the Company under the 1940 Act.

Investment Committee.

     The members of the Investment Committee are Messrs. Williams, Pearce, Hirschman, and Haney, all being independent directors of the Company. The Investment Committee has responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and reports the results of its activities to the full board of directors. Such Investment Committee has the ultimate authority for and responsibility (i) to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

Compensation Committee.

     The members of the Compensation Committee are Messrs. Williams, Pearce, Hirschman, and Haney. The Compensation Committee has responsibility with respect to reviewing and overseeing the Company's compensation to directors and officers of the Company, including the issuance of any stock to these individuals, reports the results of its activities to the full board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying       LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs(1) payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
Jerry Dix, CEO 2004     136,800    -      159,800(1)       -           -               -         -
               2003     216,000    -         -             -           -               -         -
               2002     144,000    -      792,144(2)       -           -               -         -

Don Boudewyn,
EVP            2004      91,700    -       88,200(3)       -           -               -         -
               2003     144,000    -         -             -           -               -         -
               2002     108,000    -       62,000(4)       -           -               -         -

Brian Corty,
former CTO     2004      63,700    -       59,200(5)       -           -               -         -
               2003     168,000    -         -             -           -               -         -
               2002     120,000    -      792,144(6)       -           -               -         -


(1)  During 2003 and 2002, Mr. Dix was paid $47,300 and $60,700, respectively, and had an accrued balance of $293,300 at December
31, 2003, which was paid by the restricted shares issued for accrued salaries valued at this amount.

(2) Value of stock compensation received by Mr. Dix per a consulting agreement dated February 6, 2002.

(3)  During 2003 and 2002, Mr. Boudewyn was paid $19,350 and
25,500, respectively, and had an accrued balance of $262,650 at December 31, 2003, which was paid by the restricted shares issued for accrued salaries valued at this amount.

(4) Value of stock compensation received by Mr. Boudewyn per a consulting agreement dated February 6, 2002.

(5) Mr. Corty joined the Company in January 2002 and resigned on September 23, 2004. During 2003 and 2002, Mr. Corty was paid $83,590 and $68,044, respectively, and had an accrued balance of $156,322 at December 31, 2003, which was paid by the restricted shares issued for accrued salaries valued at this amount.

(6) Value of stock compensation received by Mr. Corty per a consulting agreement dated February 6, 2002.

None of the other current or former officers or directors of the Company have received compensation exceeding $100,000 over the past three fiscal years.

Employment Agreements.

     (a) On February 1, 2002, the Company entered into an employment agreement with Mr. Dix pursuant to which he is employed as our chief executive officer at a monthly base salary of $12,000 for a term of three years. Pursuant to the terms of the agreement, Mr. Dix's base monthly salary will increase to $18,000 in year two and $25,000 in year three. The Company's board of directors will review Mr. Dix's pay annually and may, in its sole discretion, grant an increase as it deems appropriate. Mr. Dix is also eligible to receive an incentive bonus in the sole discretion of our board of directors. In addition, Mr. Dix is eligible to receive an annual performance bonus of up to 80% of his base annual salary; provided, however, if he achieves 100% completion of his performance objectives, he is entitled to receive at least 75% of the performance bonus or 60% of his annual salary. If we terminate Mr. Dix without cause (as defined in the agreement), Mr. Dix is entitled to receive severance pay equal to the sum of the remaining amounts owed under the agreement.

     (b) On February 1, 2002, the Company entered into an employment agreement with Mr. Boudewyn pursuant to which he is employed as our vice president, market development, at a monthly base salary of $7,000 for a term of three years. The Company's board of directors will review Mr. Boudewyn's pay annually and may, in its sole discretion, grant an increase as it deems appropriate. Mr. Boudewyn is also eligible to receive an incentive bonus in the sole discretion of our board of directors. In addition, Mr. Boudewyn is eligible to receive an annual performance bonus of up to 80% of his base annual salary; provided, however, if he achieves 100% completion of his performance objectives, he is entitled to receive to at least 75% of the performance bonus or 60% of his annual salary. If we terminate Mr. Boudewyn without cause (as defined in the agreement), Mr. Boudewyn is entitled to receive severance pay equal to the sum of the remaining amounts owed under the agreement.

     (c) On April 1, 2002, the Company amended Mr. Boudewyn's agreement to change his title to executive vice president and chief operations officer and to increase his monthly base salary to $9,000 commencing on April 1, 2002. Under this amendment, Mr. Boudewyn's base monthly salary will increase to $12,000 in year two and $15,000 in year three. Currently, Mr. Boudewyn is the executive vice president, secretary/treasurer and principal financial officer of the Company.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2004 provided for or contributed to by the company.

     (b) With the exception of director compensation, no remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director. Our independent directors, under their agreements with the Company (see Exhibit 10.3), receive $3,000 per month ($36,000 per year).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 14, 2005 (871,037,368 issued and outstanding) and Series A Preferred Stock as of that date (3,000,000 issued and outstanding) by
(i) all stockholders known to us to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (except as otherwise noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class    Name and Address of               Amount of      Percent of
                    Beneficial Owner                Beneficial       Class (2)
                                                    Owner (1)

Common Stock      Jerry Dix                         47,275,350 (3)      5.43%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Common Stock      Don Boudewyn                      30,419,161 (4)      3.49%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Common Stock      Phil E. Pearce                             0          0.00%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Common Stock      Stanley A. Hirschman                       0         0.00%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Common Stock      Murray H. Williams                         0         0.00%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Common Stock      Kirk Haney                                 0         0.00%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Common Stock      All Directors and Executive       77,694,511         8.92%
                  Officers as a Group (6 persons)

Series A
Preferred Stock   Jerry Dix                          1,800,000        60.00%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Series A
Preferred
Stock             Don Boudewyn                       1,200,000        40.00%
                  4136 Del Rey Avenue
                  Marina Del Rey, California 90292

Series A
Preferred
Stock             All Directors and                  3,000,000 (5)   100.00%
                  Executive Officers as a
                  Group (2 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations

(2) Applicable percentage ownership of common stock is based on 871,037,368 shares issued and outstanding on March 14, 2005 divided by the total common stock for each beneficial owner. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(3) All shares held by Jerry and Karen Dix, joint tenants with right of survivorship, except for 106,666 shares held by Market Force, Inc. of which Mr. Dix and Steven Lipman have shared voting and investment control.

(4)  Of the total, 1,184,523 shares are held by Wireless Xstream
Technologies Ltd., which is controlled by Mr. Boudewyn.

(5) The Series A Preferred Stock, issued on October 7, 2004, is convertible after three years following its issuance, providing the holder is still employed by the Company. There are no other plans or arrangements to issue any additional Series A Preferred Stock at this time.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted three equity compensation plans (none of which has been approved by the Company's shareholders):

(a)  2004 Non-Employee Directors and Consultants Retainer Stock Plan.

     On June 8, 2004, the Company adopted the 2004 Non-Employee
Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering our business and by aligning their economic interests more closely with those of our shareholders, by paying their retainer or fees in the form of shares of common stock. All 150,000,000 shares of common stock authorized under this plan have been registered as a result of a Form S-8 filed with the SEC on June 21, 2004. As of December 31, 2004, the Company had issued 47,375,095 shares of common stock under this plan, leaving 102,624,905 shares remaining to be issued.

(b)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 30, 2002, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company amended this plan on June 1, 2003). The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering our business and by aligning their economic interests more closely with those of our shareholders, by paying their retainer or fees in the form of shares of common stock. All 75,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC on January 31, 2002 and June 26, 2003. As of December 31, 2004, the Company had issued 72,216,836 shares of common stock under this plan, leaving 2,783,164 shares remaining to be issued.

(c)  Stock Incentive Plan.

     On October 1, 2001, the Company adopted a Stock Incentive Plan (the Company amended this plan on January 30, 2002). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase our common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 10,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC on December 10, 2001 and January 31, 2002. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through December 31, 2004, the Company had granted options covering 6,540,385 shares of common stock under this plan, leaving 3,459,615 shares remaining to be issued.



                                    Equity Compensation Plan Information
                                            December 31, 2004
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                 issued up               Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans not
approved by security holders    0                       0                     2004 Director's and
                                                                              Consultant's Plan:
                                                                              102,624,905;
                                                                              Director's and
                                                                              Consultant's Plan:
                                                                              2,783,164; Stock
                                                                              Incentive Plan:
                                                                              3,459,615

Total                           0                       0                     2004 Director's and
                                                                              Consultant's Plan:
                                                                              102,624,905;
                                                                              Director's and
                                                                              Consultant's Plan:
                                                                              2,783,164; Stock
                                                                              Incentive Plan:
                                                                              3,459,615


     Since the Company has now converted to a BDC, and under the 1940 Act it is prohibited from issuing stock or options for services, it intends to deregister all of the remaining registered shares under each of these plans as the rules under which it operates do not allow for such issuances. This deregistration will be accomplished by the filing of a Form S-8 POS with the SEC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest, other than as set forth below.

     (a) During 2002 and 2003, the Company used the credit of Service Group, which is a personal company of Mr. Dix, to help the Company purchase equipment.

     (b) On July 4, 2003, the Company entered into an employment agreement with Mr. Trepp pursuant to which he was employed as our president and chief operating officer at a base annual salary of $150,000 for a term of three years. Pursuant to the terms of the agreement, Mr. Trepp received a signing bonus of 432,080 shares of our common stock. This agreement terminated upon Mr. Trepp's resignation on May 1, 2004.

     (c) On August 4, 2003 the Company issued 2,325,000 shares to Mr. Corty for expenses incurred by the employee on behalf of the Company and on September 2, 2003 it issued 2,500,000 shares to Mr. Corty in partial settlement of accrued liabilities.

     (d) The Company agreed to terms with four investors, in the third quarter of 2003, one of which was the then president of the Company, Peter Trepp, to loan the company a total of $135,000 under subordinated promissory notes. For further details on these loans, please see "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources."

     (e) In March 2004, the Company borrowed $250,000 under convertible notes payable, of which $100,000 came from management or individuals related to certain management personnel ($50,000 came from Mr. & Mrs. Trepp, Mr. Trepp being the former president, $25,000 from Paul Zygielbaum, a former employee of the Company, and $25,000 from Thomas Janes, who is the father in law of Donald Boudewyn, the Company's executive vice president). For further details on these loans, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     (f) In March 2004, the Company issued 1,000,000 restricted shares of common stock to Mr. Corty, a former director, for expenses incurred on behalf of the Company in the amount of $23,950.

     (g) On June 30, 2004 and September 30, 2004, the Company issued a total of 2,255,220 shares of common stock to Mr. Corty for accrued salaries for 2002, 2003 and 2004.

     (h) On September 29, 2004, the Company's board of directors appointed Stanley A. Hirschman as an independent board member. Mr. Hirschman owns a 1/2% interest in Redwood Capital Management, which is the management company for the investors in the $2,000,000 convertible notes described above.

     (i) On October 4, 2004, the Company's board of directors appointed Phil E. Pearce as an independent board member. Mr. Pearce owns a 1/2% interest in Redwood Capital Management, which is the management company for the investors in the $2,000,000 convertible notes described above.

     (j) On October 6, 2004 the Company's Compensation Committee granted and the Company issued Series "A" convertible preferred shares ("Convertible Preferred Stock") to Mr. Dix and Mr. Boudewyn totaling 3,000,000. Each share of Convertible Preferred Stock is convertible initially at the rate of 800 shares of common stock for each full share of convertible preferred stock. Each share of outstanding Series A Convertible Preferred Stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Convertible Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares are convertible after three years from issuance. See Exhibit 4.17.

     A third party conducted an evaluation prior to the issuance and concluded that the value of the preferred shares was $200,000, $50,000 of which was expensed for the year ended December 31, 2004. The difference of $150,000 is carried as unearned compensation in the Consolidated Statement of Stockholders' Deficit.

     The following provides a summary of some of the other terms of the preferred shares:

     - All shares of Convertible Preferred Stock shall rank prior to all of the Company's common stock, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

     - In the event of any dividend or other distribution payable in cash, securities or other property, each holder of shares of Convertible Preferred Stock shall be entitled to receive payment or distribution of such dividend.

     - In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of shares of any series of preferred stock, has a priority on liquidation superior to that of the Convertible Preferred Stock.

     - The shares of Convertible Preferred Stock are not redeemable, however the Company from time to time may increase the conversion rate by any amount for any period of time if the period is at least 20 days and if the increase is irrevocable during the period whenever the conversion rate is to be so increased.

     - The Company will pay any and all issue or other taxes that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of the Convertible Preferred Stock. The Company will not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of Common Stock (or other securities or assets) in a name other than that which the shares of Convertible Preferred Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of such tax or has established, to the satisfaction of the Company, that such tax has been paid.

     (k) During the year ended December 31, 2004, the Company issued a total of 33,660,001 restricted shares of common stock to Mr. Dix for accrued salaries for 2002, 2003 and 2004.

     (l) During the year ended December 31, 2004, the Company issued a total of 28,234,638 restricted shares of common stock to Mr.
Boudewyn for accrued salaries for 2002, 2003 and 2004.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of our directors are engaged in other businesses, either individually or through corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such directors. The Company will attempt to resolve such conflicts of interest in our favor.

ITEM 13.  EXHIBITS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Squar, Milner, Reehl & Williamson, LLP and Carter & Balsam (collectively, "Accountants") for the audit of our annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004: $67,000; and 2003: $40,000.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: 2004: $9,000; and 2003: $17,400.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of Messrs. Williams, Pearce, Hirschman, and Haney, all being independent directors. The audit committee has adopted a written charter. Mr. Williams has been designated the Audit Committee's "financial expert" in compliance with
Item 401(e) of Regulation S-B.

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, but are limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5G Wireless Communications, Inc.


Dated:  March 30, 2005                 By: /s/  Jerry Dix
                                       Jerry Dix, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                    Title                        Date

/s/  Jerry Dix               Chief Executive Officer/Director    March 30, 2005
Jerry Dix

/s/  Don Boudewyn            Executive Vice                      March 30, 2005
Don Boudewyn                 President/Secretary/Treasurer
                             (principal financial and
                             accounting officer)/Director

/s/   Phil E Pearce          Director                            March 30, 2005
Phil E Pearce

/s/  Stanley A. Hirschman    Director                            March 30, 2005
Stanley A. Hirschman

/s/  Murray H. Williams      Director                            March 30, 2005
Murray H. Williams

/s/  Kirk Haney              Director                            March 30, 2005
Kirk Haney

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
5G Wireless Communications, Inc.

We have audited the accompanying consolidated balance sheet of 5G Wireless Communications, Inc. (the "Company"), as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 5G Wireless Communications, Inc. as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company incurred losses of $4,989,200 and $2,159,694 during the years ended December 31, 2004 and 2003, respectively, and has an accumulated deficit of $18,759,655 as of December 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/  Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California
March 5, 2005

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
5G Wireless Communications, Inc.

We have audited the consolidated statements of operations, stockholders' deficit, and cash flows of 5G Wireless Communications, Inc. (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carter & Balsam
Sherman Oaks, California
May 13, 2004

                      5G WIRELESS COMMUNICATIONS, INC.
                        CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2004

ASSETS
Investments in portfolio company, at fair value
(cost $302,230 at December 31, 2004)                                $ 302,230
Cash                                                                  636,904
Prepaid expenses                                                        2,520
Total assets                                                        $ 941,654

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accounts payable and accrued liabilities                           $ 325,716
Notes payable                                                         57,648
Convertible notes - current portion                                1,191,916

     Total liabilities                                             1,575,280

Stockholders' deficit:
Preferred Series "A" convertible stock,
$0.001 par value; 10,000,000 shares
authorized; 3,000,000 outstanding                                      3,000
Common stock, $0.001 par value;
5,000,000,000 shares authorized;
871,037,368 outstanding                                              871,037
Additional paid in capital                                        17,757,548
Common stock held in escrow                                         (355,556)
Unearned compensation                                               (150,000)
Accumulated deficit                                              (18,759,655)
Total stockholders' deficit                                         (633,626)

Total liabilities and stockholders' deficit                          941,654

The accompanying notes are an integral part of these consolidated financial statements


                              5G WIRELESS COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                          2004          2003

Revenues                                               $ 651,450     $ 167,302
Cost of revenues                                         199,611       137,314
Gross profit                                             451,839        29,988

Operating expenses:
General and administrative                               563,290       238,690
Salaries and related                                     835,999       657,042
Professional/consulting services                       3,217,407     1,145,653
Depreciation                                              87,883        71,278
          Total operating expenses                     4,704,579     2,112,663

         Operating loss                               (4,252,740)   (2,082,675)

Interest expense (including amortization
of financing costs and debt discounts)                  (736,460)      (77,019)
Net loss                                              (4,989,200)   (2,159,694)

Loss per common share:
    Basic and diluted                                     (0.011)       (0.018)

Weighted average shares outstanding:                 459,645,106    120,043,524

The accompanying notes are an integral part of these consolidated financial statements

                          5G WIRELESS COMMUNICATIONS INC.
                         STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                     Common
                Preferred Stock        Common Stock                Stock Held
                 ($0.001 Par)          ($0.001 Par)     Additional     in        Unearned    Accumulated
                                                         Paid-In     Escrow    Compensation     Deficit     Total
                Shares   Amount        Shares   Deficit   Total
   >
Balance,
December 31,
2002                  -  $    -     164,922,457 $164,922 $10,646,593 $      -    $      -     $(11,610,761) $(799,246)
Shares issued
for:
Services              -       -      61,692,783   61,692   1,097,193        -           -                -  1,158,885
Debt                  -       -      62,189,106   62,189     353,736        -           -                -    415,925
Cash                  -       -       7,686,900    7,688     345,812        -           -                -    353,500

Net loss                                                                    -           -       (2,159,694) (2,159,694)
Balance,
December 31,
2003                  -       -    296,491,246   296,491  12,443,334        -           -      (13,770,455) (1,030,630)

Shares issued
for:
Services              -       -    154,204,849   154,205   2,274,741        -           -                -   2,428,946
Debt conversion       -       -     63,450,490    63,450     523,938        -           -                -     587,388
Cash for common       -       -      1,335,221     1,335      20,293        -           -                -      21,628
Shares held in
Escrow                             355,555,562   355,556             (355,556)          -                -           -
Services for
preferred
stock         3,000,000   3,000              -         -     197,000        -    (150,000)               -      50,000
Debt discount
related to
beneficial
conversion
features              -       -              -         -   2,298,242        -           -                -   2,298,242
Net Loss                                                                                        (4,989,200) (4,989,200)
Balance,
December 31,
2004         3,000,000   3,000     871,037,368   871,037  17,757,548  (355,556)   (150,000)    (18,759,655)   (633,626)


The accompanying notes are an integral part of these consolidated financial statements


                          5G WIRELESS COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      2004          2003

Cash flows from operating activities:
Net loss                                              $(4,989,200) $(2,159,694)
Adjustments to reconcile net loss to
net cash used in operating activities:
       Deprecation and amortization                        87,883       71,278
Amortization of unearned compensation                      50,000            -
Common stock for services                               2,428,946    1,158,884
Amortization of BCF/discount on convertible notes         627,067            -
Changes in:
        Accounts receivable                              (236,779)      (6,301)
        Inventory                                         (29,309)      (4,500)
 Prepaid expenses                                          72,056            -
        Other assets                                            -      (62,340)
        Accounts payable and accrued liabilities          103,572      126,849
        Other accrued expenses                           (450,140)     460,073
Net cash flows used in operating activities            (2,335,904)    (415,751)

Cash flows from investing activities:
   Transfer of cash to portfolio company                 (100,000)           -
   Purchase of property and equipment                    (100,356)     (46,337)
   Net cash flows used in investing activities           (200,356)     (46,337)

Net cash flows from financing activities:
Proceeds from notes payable                                85,000       80,000
Repayments on notes payable                              (125,634)           -
Net proceeds from convertible notes payable             2,980,500      235,000
Cash received for common stock                             21,628      353,500
   Net cash flows provided by financing activities      2,961,494      668,500

Net increase in cash                                      425,234      206,412

Cash, beginning of period                                 211,670        5,258

Cash, end of period                                    $  636,904   $  211,670

Supplemental disclosure of noncash investing
  and financing activities:
Transfer of assets and liabilities
to portfolio company                                   $  302,230   $        -

Conversion of debt to common stock                     $  587,388   $        -

Common stock issued and held in escrow                 $  355,556   $        -

Preferred stock issued for unearned
Compensation                                           $  200,000   $        -

Beneficial conversion feature on convertible
   notes payable                                       $2,298,242   $        -

Supplemental disclosure of cash flow information:
   Cash paid of income taxes                           $     800    $     800

   Cash paid for interest                              $ 644,092    $  77,019


The accompanying notes are an integral part of these consolidated financial statements


                          5G WIRELESS COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.

5G Wireless Communications, Inc. ("Company") was incorporated as Tesmark, Inc. in September 1979. In November 1998, the Company changed its state of incorporation from Idaho to Nevada; in January 2001, it changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, it acquired Wireless ThinkTank, Inc., a developer of high-speed long distance wireless technologies and in July 2003, it shifted its strategy from that of a service provider to an equipment manufacturer, or OEM.

Effective November 2004, the Company elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). As a BDC, it is the intent of the Company to seek out investment candidates in areas related to its prior operating business that can benefit from the management expertise and
technology already inherent in its operations.   In addition, it
intends to assemble a diverse portfolio of companies with strategic information and communications technologies or applications, leveraging the combined talents of its experienced management team to incubate these companies and seeking to enhance shareholder value.

Pursuant to its new business focus, on December 31, 2004, the Company transferred certain of its OEM assets and liabilities into 5G Wireless Solutions, Inc., a portfolio company ("Portfolio Company") of the Company, in exchange for 302,230 shares of the subsidiary's common stock. Consequently, the Company's statements of operations for 2004 and 2003 reflect the revenues and expenses of its OEM business prior to the transfer. The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts, which management and the board of directors also believe approximates fair value at December 31, 2004.

The Portfolio Company is a technology company that succeeds to the OEM business of the Company. It provides patent pending, innovative wireless technology. It designs, builds, markets and sells both outdoor and indoor wireless radio systems used for both wireless LAN and WAN applications, including Wi-Fi, to customers that include colleges, universities and cities.

Going Concern Basis of Presentation.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

During the years ended December 31, 2004 and 2003, the Company incurred losses of $4,989,200 and $2,159,694, respectively, and the Company has an accumulated deficit of $18,759,655 as of December 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2005 and to pursue all available fundraising alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company's equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require us to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet the Company's operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing shareholders.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of the portfolio company investment, revenue recognition, and concentrations of credit risk. Actual results could differ from those estimates.

Investments in Portfolio Companies.

At December 31, 2004, Company's investment in portfolio companies consists solely of the Portfolio Company.

Pursuant to the requirements of the 1940 Act, the Company's board of directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. Fair value is determined pursuant to a valuation methodology adopted by the board of directors.

The board of directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market. The valuation methodology requires:

(1) With respect to equity securities in privately-owned companies, that each investment be valued using valuation appraisals provided by an independent valuation service provider or industry valuation benchmarks, with the value assigned discounted to reflect the illiquid nature of the investment as well as a minority, non-control position, if such should be applicable.
When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate private equity valuation.

(2) With respect to equity securities in public companies that carry certain restrictions on resale, that each such investment be valued at a discount from the market value of the securities as quoted on the national securities exchange or national securities association.

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities.

Principles of Consolidation.

The consolidated financial statements as of and for the years ended
December 31, 2004 and 2003 include the accounts of the Company and its wholly owned subsidiary, Wireless ThinkTank, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be
cash equivalents.   The Company had no cash equivalents at December 31, 2004.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in Bank Certificates of Deposits or as bank deposits in highly rated credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2004, these uninsured funds totaled $610,455.

The Company's customers are located in the United States. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company's policy to accrue interest on past due receivables.

Income Taxes.

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. A deferred tax asset is reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition.

Revenues in 2004 and 2003 result principally from the sale and installation of wireless radio systems to customers. Revenues prior to July 2003 result from broadband subscriber fees charged to residential and business customers, web hosting and design, licensing fees and engineering consulting services (See "Nature of Business" above). Equipment sales are recognized when products are delivered without any further services required. Subscription revenues, which were partially received as an up front activation fee and monthly recurring revenues that vary, were recognized as earned on a pro rata basis. Licensing revenues were recognized when the earnings process was completed. Consulting services were recognized as earned pursuant to contracts.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended and updated by SAB No. 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB No. 104.

Basic and Diluted Loss Per Common Share.

Under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share does not take into account the effect of obligations, such as restricted shares, convertible securities and warrants, considered to be potentially dilutive. Such potentially dilutive securities averaged 459,645,106 and 120,043,524 shares for 2004 and 2003, respectively.

Fair Value of Financial Instruments.

For certain of the Company's financial instruments, including cash, prepaid expenses, notes payable, convertible debt, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Stock Based Compensation Arrangements.

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, compensation expense is recorded for the difference between the fair value of equity instruments and the amount to be paid by the employee. In addition, the Company accounts for stock issued to non-employees for services under SFAS No. No. 123, " Accounting for Stock Based Compensation. Under SFAS No. 123, stock compensation expense is recorded based on the fair value of equity instruments, or the fair value of the services, whichever is more clearly determinable. Accordingly, the Company incurred expense of $2,478,946 in total stock based compensation in 2004 and $1,158,885 in 2003.

During 2004, the Company granted certain options to independent directors. However, as a result of its conversion to a BDC, those options were cancelled due to prohibitions imposed on the Company under the 1940 Act, and therefore are no longer outstanding for accounting purposes.

On June 8, 2004, the Company's board of directors adopted the 5G
Wireless Communications, Inc. 2004 Non-Employee Directors and
Consultants Retainer Stock Plan ("Retainer Stock Plan"). The purpose of the Retainer Stock Plan is to enable the Company and its subsidiaries to promote the interests of the Company and its shareholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of the Company's common stock. Each individual who is a director or consultant is eligible to be a participant in the Retainer Stock Plan. On June 21, 2004, the Company filed with the SEC a registration statement on form S-8 for the purpose of registering 150,000,000 common shares issuable under the Retainer Stock Plan under the Securities Act of 1933. However, since the Company has now converted to a BDC, it notified those individuals that they no longer would receive stock compensation under the plan effective December 31, 2004.

Research and Development.

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the years ended December 31, 2004 and 2003 were minor and are included in general and administrative expenses.

Segment Disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At December 31, 2004 and 2003, the Company operates in one segment, as the Company at its current stage only includes one operating company.

Reclassifications.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Significant Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or ("VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors don't have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have any VIEs and does not believe FIN No. 46 will have any significant effect on the Company's future financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP No. 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of Accounting Research Bulletin ("ARB") No. 43, paragraph 5 previously stated that ".under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005. Management does not believe this pronouncement will have a significant impact on its future financial statements.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.
Management has not determined the future effect of this pronouncement on its future financial statements.

The FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management does not believe that this pronouncement will have a significant effect on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

2.  INVESTMENT IN PORTFOLIO COMPANY

On December 31, 2004, the Company transferred certain of its OEM assets and liabilities into the Portfolio Company in exchange for 302,230 shares of the Portfolio Company's common stock. The assets and liabilities transferred are summarized below:

     Cash                                    $100,000
     Accounts receivable, net of
     allowance for doubtful
     accounts of $29,794                      243,884
     Inventories                               33,809
     Computer and other
     equipment, net of
     accumulated depreciation of
     $203,216                                 106,579
Other assets                                    3,614
Trade accounts payable and
other accrued liabilities                    (185,656)

                                             $302,230

The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts. At December 31, 2004, the carrying value of the investment approximates fair value as determined by a valuation prepared by an independent third party provider.

3.  NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:

Note payable, interest bearing at 10% per annum
with principal and interest payment of $2,500
monthly, maturing in July, 2006                                  $48,733

Note payable, interest bearing at 9% per annum with
principal and interest payment of $1,000
monthly, maturing in September, 2005                               8,915

$135,000 convertible note, bearing interest
8% per annum, due through July, 2005                              50,000

$250,000 convertible note, bearing interest at
9%, net of discount of $103,458, maturing in
March, 2006                                                      146,542

$805,000 convertible note, bearing interest at
9% per annum, net of discount
of $46,562 due through April, 2006                               758,438

$2,000,000 convertible note, bearing interest at
5% per annum, net of discount of $1,595,655 and $167,409
of principal converted, maturing in September, 2007              236,936

Total                                                         $1,249,564

$135,000 Convertible Notes.

In 2003, the Company agreed to terms with four investors, one of which was the president of the Company, Peter Trepp, to loan the company a total of $135,000 under subordinated promissory notes. The subordinated notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of a new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The notes are subordinated to all of the Company's indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on the Company's balance sheet. Each investor was issued warrants to purchase shares of the Company's common stock equal to 40% of the amount invested in the notes. As of December 31, 2004 there was only $50,000 of the original principal which remained outstanding.

$250,000 Convertible Notes.

In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or individuals related to certain management personnel. All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 60% of the average of the three lowest closing bid prices during the twenty trading days immediately prior to the conversion date.

In connection with the $250,000 Convertible Notes, the Company granted warrants to purchase 666,667 shares of the Company's restricted common stock at an exercise price of the lesser of: (a) the five day average closing bid price prior to closing or (b) the fifteen day average closing bid price prior to exercise. The warrants vested upon grant and expire in March 2006.

The convertible feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes. Amortization expense during the year ended December 31, 2004 approximated $73,000. Of the $250,000 in proceeds, $50,000 came from Mr. & Mrs. Trepp, former president and COO, $25,000 from Paul Zygielbaum, a former employee of the Company and $25,000 from Thomas Janes who is the father in law of Donald Boudewyn, the Company's executive vice president. The note holders are eligible to receive a warrant for 40% of the vested amount for two years.

$805,000 Convertible Notes.

In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 100% of the closing bid price during the sixty trading days immediately prior to the conversion date.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which has been recorded as a debt discount and is being amortized to interest expense over the life of notes. During the year ended December 31, 2004, the Company amortized approximately $28,000 of such amount. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes.

$2,000,000 Convertible Notes.

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors shall purchase up to $2,000,000 of principal amount of promissory notes, bearing interest at 5% per annum, of the Company convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or
(ii) $0.05. In addition, the convertible note holders will receive Class A and Class B share warrants to purchase shares of common stock, as described below.

$1,000,000 of promissory notes was purchased on the initial closing date ("Initial Closing Purchase Price") and the second $1,000,000 of the purchase price ("Second Closing Purchase Price") will be payable within five business days after the earlier of (i) the actual effectiveness of a Form SB-2 registration statement to be filed with the SEC, or (ii) the date upon which the Company is able to issue to the subscribers free trading unrestricted common stock as a "business development company" as defined in Rule 602(a) of Regulation E under the Securities Act of 1933 which took effect on November 6, 2004. On November 9, 2004, the Company received the $1,000,000 that was the balance of the $2,000,000 convertible note.

In addition, the convertible note holders will receive Class A and Class B share warrants to purchase shares of common stock based on the following formulas:

(1) Class A Warrants

     30 Class A Warrants will be issued for each 100 shares which would be issued on each closing, assuming the complete conversion of the notes issued on each such closing sate at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is 120% of the closing bid price of the common stock on the trading day immediately preceding the Initial Closing Date and is exercisable until five years after the issue date of the Class A Warrants.

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

The convertible feature of the $1,000,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on these notes during the year ended December 31, 2004 approximated $404,000.

During 2004, approximately $407,000 of principal balance of convertible notes payable were converted into common stock (see Note
4), including $100,000 from a debt agreement entered into during 2003.

Other Notes Payable

On March 21, 2003, the Company signed a $50,000 promissory note to a consultant due on or before December 31, 2003 which as of March 31, 2004 had a balance of $48,733 and is being repaid in monthly installment of $2,500 per month. In addition the company has on other note payable that is a small loan that as of December 31, 2004 has an outstanding balance of $8,915 with payments of $1,000 per month.

Maturities

Principal maturities of notes and convertible notes (assuming no conversion) are as follows for the years ending December 31:

                                               Total Maturity

     2005                                      $     88,733
     2006                                         1,073,733
     2007                                         1,832,773
     2008                                                 -
     2009                                                 -
     thereafter                                           -
                                               $  2,995,239

4.  STOCKHOLDERS DEFICIT

Preferred Stock.

The Company has 10,000,000 authorized preferred shares. On October 6, 2004, the Company's Compensation Committee granted and the Company issued Series "A" convertible preferred shares ("Convertible Preferred Stock") to Mr. Dix and Mr. Boudewyn totaling 3,000,000. Each share of Convertible Preferred Stock is convertible initially at the rate of 800 shares of common stock for each full share of convertible preferred stock. Each share of outstanding Series A Convertible Preferred Stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Convertible Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares are convertible after three years from issuance.

A third party conducted an evaluation prior to the issuance and concluded that the value of the preferred shares was $200,000, $50,000 of which was expensed for the year ended December 31, 2004. The difference of $150,000 is carried as unearned compensation in the Consolidated Statement of Stockholders' Deficit.

The following provides a summary of some of the other terms of the preferred shares:

     - All shares of Convertible Preferred Stock shall rank prior to all of the Company's common stock, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

     - In the event of any dividend or other distribution payable in cash, securities or other property, each holder of shares of Convertible Preferred Stock shall be entitled to receive payment or distribution of such dividend.

     - In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of shares of any series of preferred stock, has a priority on liquidation superior to that of the Convertible Preferred Stock.

     - The shares of Convertible Preferred Stock are not redeemable, however the Company from time to time may increase the conversion rate by any amount for any period of time if the period is at least 20 days and if the increase is irrevocable during the period whenever the conversion rate is to be so increased.

     - The Company will pay any and all issue or other taxes that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of the Convertible Preferred Stock. The Company will not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of Common Stock (or other securities or assets) in a name other than that which the shares of Convertible Preferred Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of such tax or has established, to the satisfaction of the Company, that such tax has been paid.

Common Stock.

During the period January 1, 2004 to March 31, 2004, the Company issued a total of 4,320,000 shares pursuant to a registration statement on Form S-8 and 254,752 in restricted shares to consultants during the period for a total value of $226,583.

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

During the year ended December 31, 2004, the Company issued 154,204,849 shares of common stock for services, which were valued at approximately $2,429,000. Value is based on the terms of an agreement or if no value is given for the shares, the closing market price on the dates of granting will be used. Included in such issuances, were approximately 89,262,484 shares issued to certain consultants, employees and directors of the Company in accordance with the related employment agreements valued at approximately $1,100,587 (based on the closing market price on the dates of grant or based on the average closing price 5 days before and after a quarter). Approximately 68,908,000 shares (valued at approximately $661,000) of the shares issued to certain officers, directors and employees during the year ended December 31, 2004 were issued to settle prior years obligations.

During the year ended December 31, 2004, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued approximately 63,450,000 shares of common stock in connection with the conversion of notes payable and accrued expenses totaling approximately $587,000.

On November 9, 2004, the Company issued restricted shares of common stock valued at $10,000 ($0.01015 per share) to an investor. In addition, the investor will receive four warrants to purchase a minimum of $10,000, but not greater than $250,000, in shares of common stock during each quarterly period during the 2005 calendar year.
This purchase of shares is in connection with a license agreement entered into by the parties, dated February 19, 2004.

On November 3, 2004, the Company placed 177,777,778 shares in an escrow account pursuant to terms of $2,000,000 convertible notes, described above.

Warrants.

From time to time, the Company may grant warrants to third party service providers or directors.

During the years ended December 31, 2004 and 2003, the Company granted warrants to certain convertible note holders to purchase a total of 402,016,667 and 54,000 shares, respectively, of the Company's common stock at exercise prices ranging from $0.058 per share to $.008 per share.

                                        Number of Shares     Weighted-Average
                                                              Exercise Price
Warrants outstanding and exercisable
at January 1, 2003                              -                      -

Granted                                 4,800,000               $0.01125

Exercised                                       -                      -

Expired                                         -                      -

Warrants outstanding and exercisable
at December 31, 2003                    4,800,000               $0.01125

Granted                               397,270,667               $0.0200

Expired
Warrants outstanding and exercisable
at December 31, 2004                  402,070,667               $0.0201

The number of outstanding and exercisable warrants as of December 31, 2004 is provided below:


                                                       Outstanding and Exercisable
                                                                      Weighted-Average    Weighted-Average
                                                       Number          of Exercise           Remaining
Range of Exercise Prices                               Shares             Price            Life (Years)
$0.01125                                               54,000            $0.01125              3.4

$0.058 to $0.008                                      100,000            $0.033                1

$ 0.0204                                           70,666,667            $0.0204               3.5
$0.02                                             331,250,000            $0.02                 1.5

                                                  402,070,667


Fair Value Disclosure.

The fair value of warrants was estimated using the Black-Scholes option-pricing model with the following weighted-averaged assumptions:

                                                     Years Ended December 31,
                                                         2004        2003

Weighted-average expected life (years)                   0.083       0.083
Annual dividend per share                                    -           -
Risk-free interest rate                                   4.5%          5%
Volatility                                                2.25         4.5
Weighted-average fair value of
options and warrants granted                            $0.02       $0.083

Because the determination of the fair value of all warrants and options granted includes the factors described in the preceding paragraph, and because additional warrants and option grants are expected to be made each year, the pro forma disclosures included in
Note 1 are not likely to be representative of the pro forma effect on reported net income for future years.

5.  INCOME TAXES

                                                         2004        2003
Current:
  Federal                                               $    -     $      -
  State                                                      -            -

Total current                                                -            -

Deferred:
  Federal                                                    -            -
  State                                                      -            -

Total deferred                                               -            -

                                                        $    -     $      -

At December 31, 2004, the Company has federal net operating loss carryforwards of approximately $14.7 million and state tax net operating loss carryforwards of approximately $1 million. The carryforwards begin to expire in 2011 and 2013, respectively.

The benefit for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                        2004        2003

Computed tax (benefit) expense:                       $(1,696,328)  $(734,296)
State taxes, net of federal benefit                      (299,352)   (129,581)
Valuation allowance                                     1,995,680     863,877

                                                                -           -

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2004 and 2003 are as follows:

Deferred tax assets

                                                        2004        2003

Federal and state net operating losses                 $5,236,874  $3,241,194
Accruals for financial statement purposes
not currently deductible                                  506,187     506,187

Total deferred tax assets                              $5,743,061  $3,747,381

Valuation allowance                                    (5,743,061) (3,747,381)

                                                       $        -  $        -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the history of operating losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. A full reduction allowance has been recorded to offset 100% of the deferred tax asset.

6.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

In October, 2003, the Company negotiated an operating lease agreement for its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California for a five-year term, ending in 2008.

The Company is committed to make future aggregate rental payments under the terms of the lease agreement as noted below.


                                                  Year Ended
                                                  December 31,

2004                                              $  133,056
2005                                                 137,040
2006                                                 141,144
2007                                                 145,368
2008                                                 149,724
Total commitment                                     706,332

Rent expense approximated $148,000 and $78,000 for the years ended December 31, 2004 and 2003, respectively.

Litigation.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

On July 26, 2004, John P. Kelly, a former employee of the Company, filed a Complaint against the Company alleging certain statutory and common law claims against the Company based upon the non-payment of certain amounts allegedly due to Mr. Kelly following his voluntary resignation from the Company. The parties agreed in December to a settlement which saw the return of 1,100,230 in common stock originally valued at $68,000 to treasury in exchange for a settlement of $68,163 to Mr. Kelly.

Consulting Agreements.

In connection with the Longview subscription agreement, the Company entered into a consulting agreement with Ghillie Fanaz AG. Under this agreement, the consultant will be paid a "commencement bonus" of $50,000 payable immediately, and an additional $50,000 immediately upon the next closing of a funding to the Company of approximately $1,000,000 in gross proceeds on similar terms as the current funding. Under this agreement, this consultant will help in:

     - developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the company in the financial community, and creating the foundation for subsequent financial public relations efforts;

     - maintain an awareness of the Company's plans,  strategy and
       personnel, as  they  may  evolve,   and  consult   with  the
       company   regarding communicating  appropriate  information
       regarding such plans, strategy and personnel to the financial community;

     - introduce to the Company investors who the consultant reasonably believes to be "accredited investors" with whom the consultant has a pre-existing substantive relationship; and

     - at the Company's request, review business plans, strategies, mission statements, budgets, proposed transactions and other plans for the purpose of advising the company of the economic implications thereof.

7.  RELATED PARTY TRANSACTIONS

In March 2004, the Company borrowed $250,000 under convertible notes payable, of which $100,000 came from management or individuals related to certain management personnel. See Note 3 above.

In March 2004, the Company issued 1,000,000 restricted shares of common stock to Mr. Corty, a former director, for expenses incurred on behalf of the Company in the amount of $23,950.

On June 30, 2004 and September 30, 2004, the Company issued a total of 2,255,220 shares of common stock to Mr. Corty for accrued salaries for 2002, 2003 and 2004.

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

During the year ended December 31, 2004, the Company issued a total of 33,660,001 restricted shares of common stock to Mr. Dix for accrued salaries for 2002, 2003 and 2004. In addition, on October 7, 2004, he was issued 1,800,000 restricted shares of Series A Convertible
Preferred Stock in connection with the formation of the Portfolio Company.

During the year ended December 31, 2004, the Company issued a total of 28,234,638 restricted shares of common stock to Mr. Boudewyn for accrued salaries for 2002, 2003 and 2004. In addition, on October 7, 2004, he was issued 1,200,000 restricted shares of Series A Convertible Preferred Stock in connection with the formation of the Portfolio Company.

8.  SUBSEQUENT EVENTS (UNAUDITED)

(a)  On February 17, 2005, the Company made an investment in the
Portfolio Company in the amount of $125,000.   The purpose of the
investment was to support the ongoing working capital and general and
administrative expense needs of the Portfolio Company.   On March 10,
2005, the Company made another investment in the Portfolio Company in
the amount of $106,000.   This was also to fund general corporate purposes.

(b) On March 17, 2005, the Company issued 4,000,000 restricted shares of common stock valued at $19,196 as a partial conversion of the first $1,000,000 convertible note (principal and accrued interest) described in Note 3 ($2,000,000 Convertible Note) above.

(c) On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are purchasing $1,000,000 in convertible notes, with Class A Warrants to purchase up to 100 additional shares of common stock for each 100 shares issued on the Closing Date (as defined in the subscription agreement) assuming the complete conversion of the notes issued on the Closing Date. The exercise price of the warrant is $0.01 per share. The Class A Warrants are exercisable until five years after the Closing Date. The $1,000,000 investment has been received by the Company on March 22, 2005.

Under the secured convertible note, they are convertible into common stock of the Company at a price per share equal to subject to the lower of (i) $0.01, or (ii) 75% of the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the 90 trading days preceding a conversion date. The maximum conversion price is $0.01.

As part of this funding arrangement, the Company's chief executive officer and executive vice president have agreed that from the Closing Date until one year after the Actual Effective Date (as defined in the subscription agreement) they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than in connection with an offer made to all shareholders of the Company or any merger, consolidation or similar transaction involving the Company.

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

4.15 Subscription Agreement between the Company, on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated September 22, 2004 (including the following items:
        Exhibit A1: Form of Class A Warrant; Exhibit A2: Form of Class B Warrant; Exhibit B: Funds Escrow Agreement; Exhibit
        E: Shares Escrow Agreement; Exhibit F: Form of Limited Standstill Agreement; Exhibit G: Security Agreement; and Exhibit H: Collateral Agent Agreement) (not including the following items: Attachment 1: Disclosure Schedule; Exhibit
        C: Form of Legal Opinion; Exhibit D: Form of Public Announcement on Form 8-K; Schedule 5(d): Additional Issuances; Schedule 5(q): Undisclosed Liabilities; Schedule 5(s): Capitalization; Schedule 9(e) Use of Proceeds;
        Schedule 9(q): Limited Standstill Providers; and Schedule 11.1: Other Securities to be Registered) (incorporated by reference to Exhibit 4 of the Form 8-K filed on September 30, 2004).

4.16 Form of Common Stock Purchase Warrant issued by the Company in favor of Pole Star Communications, Inc., dated November 1, 2004 (incorporated by reference to Exhibit 4 of the Form 8-K filed on November 12, 2004).

4.17 Certificate of Designation of Series A Convertible Preferred Stock, dated October 5, 2004 (filed herewith).

4.18 Subscription Agreement between 5G Wireless Communications, Inc., on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated March 22, 2005 (including the following items: Exhibit A: Form of Class A Warrant; Exhibit
        B: Funds Escrow Agreement; Exhibit C: Security Agreement; Exhibit D: Collateral Agent Agreement; and Exhibit G: Form of Limited Standstill Agreement) (not including the following items: Attachment 1: Disclosure Schedule; Exhibit
        E: Legal Opinion; Exhibit F: Form of Public Announcement or Form 8-K; Schedule 5(d): Additional Issuances/Capitalization; Schedule 5(q): Undisclosed Liabilities; Schedule 5(x): Subsidiaries; Schedule 9(e) Use of Proceeds; and Schedule 9(p): Limited Standstill Providers) (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 31, 2005).

4.19    Form of Secured Convertible Note between 5G Wireless
        Communications, Inc., on the one hand, and Holders on the other hand, dated March 22, 2005 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on March 31, 2005).

10.1 Employment Agreement between the Company and Jerry Dix, dated February 1, 2002 (incorporated by reference to Exhibit
        10.12 of the Form 10-KSB filed on April 18, 2002).

10.2 Employment Agreement between the Company and Don Boudewyn, dated February 1, 2002 (incorporated by reference to Exhibit
        10.13 of the Form 10-KSB filed on April 18, 2002).

10.3 Employment Agreement Amendment between the Company and Don Boudewyn, dated April 1, 2002 (incorporated by reference to
        Exhibit 10.17 of the Form 10-KSB filed on April 18, 2002).

10.4 Executive Employment Agreement between the Company and Peter Trepp, dated July 4, 2003 (including Exhibit A: Employee Proprietary Information and Inventions Agreement) (the following exhibits have been omitted: Exhibit A - Schedule
        A: Employee's Disclosure; and Exhibit A - Schedule B:
        Termination Certificate Concerning 5G Wireless Communications, Inc. Proprietary Information (incorporated by reference to Exhibit 10 of the Form 10-QSB filed on November 24, 2003).

10.5    Independent Consulting Agreement between the Company and
        Ghillie Finaz, AG, dated September 22, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on September 30, 2004).

10.6 Form of agreement between the Company and its independent directors (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on November 17, 2004).

10.7    Contribution Agreement between the Company 5G Wireless
        Solutions, Inc. (the following to this agreement have been omitted: Schedule 1: List of Assets; and Schedule 2: List of Liabilities), dated December 31, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on January 7, 2005).

14      Code of Ethics, dated October 5, 2004 (filed herewith).

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