Form 10-Q
period 2005-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2005-06-07
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                               COMMISSION FILE NUMBER: 0-30448


                                5G WIRELESS COMMUNICATIONS, INC.
                       (Exact Name of Company as Specified in Its Charter)

            Nevada                                          20-0420885
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
           or Organization)                               Identification No.)

         4136 Del Rey Avenue, Marina Del Rey, California 90292
                 (Address of Principal Executive Offices)

                                     (310) 448-8022
                             (Company's Telephone Number)

       ______________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since
                              Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days:
Yes    X        No            .

     Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes
No     X      .

     As of March 31, 2005, the Company had 920,737,368 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED BALANCE SHEETS AS OF
                  MARCH 31, 2005 (UNAUDITED) AND DECEMBER
                  31, 2004                                               3

                  SCHEDULE OF INVESTMENTS (UNAUDITED)                    4

                  CONDENSED STATEMENTS OF
                  OPERATIONS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)    5

                  CONDENSED STATEMENTS OF
                  CASH FLOWS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)    6

                  NOTES TO CONDENSED FINANCIAL STATEMENTS                8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS         23

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                     44

         ITEM 4.  CONTROLS AND PROCEDURES                               45

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                     46

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                        46

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       46

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   46

         ITEM 5.  OTHER INFORMATION                                     46

         ITEM 6.  EXHIBITS                                              48

SIGNATURES                                                              48

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                       5G WIRELESS COMMUNICATIONS, INC.
                           CONDENSED BALANCE SHEETS



                                                    March 31, 2005
                                                      (Unaudited)     December 31, 2004
ASSETS

Investments in portfolio company, at fair value     $    680,671      $     302,230
Cash                                                      818,241            636,904
Prepaid expenses                                           2,520              2,520
Total assets                                           1,501,432            941,654

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accounts payable and accrued liabilities                 477,883            325,716
Notes payable                                             38,341             57,648
Convertible notes, net of discount                     1,367,761          1,191,916
Total liabilities                                      1,883,985          1,575,280

Stockholders' deficit:
Preferred Series "A" convertible stock,
$0.001 par value; 10,000,000 shares
authorized; 3,000,000 shares issued and
outstanding                                                3,000             3,000
Common stock, $0.001 par value;
5,000,000,000 shares authorized;
920,737,368 and 871,037,368 shares
issued and outstanding at March 31,
2005 and December 31, 2004                               920,737           871,037
Additional paid-in capital                            18,952,294        17,757,548
Common stock held in escrow                             (355,556)         (355,556)
Unearned compensation                                   (166,667)         (150,000)
Accumulated deficit                                  (19,736,361)      (18,759,655)
Total stockholders' deficit                             (382,553)         (633,626)
Total liabilities and stockholders' deficit            1,501,432           941,654




The accompanying notes are an integral part of these condensed financial statements


                        5G WIRELESS COMMUNICATIONS, INC.
                             SCHEDULE OF INVESTMENTS
                                   (Unaudited)
                                  MARCH 31, 2005


                   Date of         Investment
Shares           Acquisition          Name                   Industry                 Cost      Fair Value
302,230        December 31, 2004  5G Wireless Solutions, Inc. Telecommunications    $680,671   $680,671 (1)



(1) Fair value was determined by the Company's board of directors - refer to Note 2 for further explanation of the Company's methods of determining fair values.

The accompanying notes are an integral part of these condensed financial statements


                              5G WIRELESS COMMUNICATIONS, INC.
                             CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                                   For the Three         For the Three
                                                                    Months Ended          Months Ended
                                                                   March 31, 2005        March 31, 2004
Revenues                                                           $         -           $      66,549
Cost of revenues                                                             -                  29,440
Gross profit                                                                 -                  37,109

Operating expenses:
General and administrative                                              46,954                 141,691
Salaries and related                                                    98,260                 249,200
Professional/consulting services                                       391,139                 462,258
Depreciation                                                                 -                  20,322
Total operating expenses                                               536,353                 873,471
   Operating loss                                                     (536,353)               (836,362)

Interest expense (including amortization of
   financing costs and debt discount)                                 (440,353)                (15,618)
Net loss                                                              (976,706)               (851,980)

Loss per common share:
    Basic and diluted                                                   (0.001)                 (0.004)

Weighted average common shares outstanding                         871,837,368             218,357,254


The accompanying notes are an integral part of these condensed financial statements


                              5G WIRELESS COMMUNICTIONS, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                   For the Three         For the Three
                                                                    Months Ended          Months Ended
                                                                   March 31, 2005        March 31, 2004
Cash flows from operating activities:
  Net loss                                                         $  (976,706)          $  (851,980)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of unearned compensation                                  (16,667)                    -
Amortization of BCF/discount on convertible notes                      394,238                     -
Depreciation                                                                 -                20,322
Issuance of stock for services                                               -               219,783
Changes in operating assets and liabilities:
Accounts receivable                                                          -                 3,560
Other assets                                                                 -                26,070
Accounts payable                                                       130,495               (47,161)
Accrued liabilities                                                     38,810               164,483
Net cash flows used in operating activities                           (429,830)             (464,923)

Cash flows from investing activities:
  Transfer of cash to portfolio company                               (378,441)                    -
Issuance of stock for equipment                                              -               (30,170)
  Net cash flows used in investing activities                         (378,441)              (30,170)

Net cash flows from financing activities:
Repayments on notes payable                                            (10,392)              250,000
Net proceeds from issuance of convertible notes payable              1,000,000                31,500
Net cash flows provided by financing activities                        989,608               281,500

Net increase (decrease) in cash and cash equivalents                   181,337              (213,593)

Cash, beginning of period                                              636,904               211,670

Cash, end of period                                                    818,241                (1,923)

Supplemental disclosure of non-cash investing
   and financing activities:
Conversion of convertible notes and accrued
   interest into common stock                                          244,446                10,000

Beneficial conversion feature on convertible notes                  1,000,000                      -


The accompanying notes are an integral part of these condensed financial statements


                           5G WIRELESS COMMUNICATIONS, INC.
                         NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

5G Wireless Communications, Inc. (the "Company") was incorporated as Tesmark, Inc. in September 1979. In November 1998, the Company changed its state of incorporation from Idaho to Nevada; in January 2001, it changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, it acquired Wireless ThinkTank, Inc., a developer of high-speed long distance wireless technologies and in July 2003, it shifted its strategy from that of a service provider to an equipment manufacturer, or original equipment manufacturer ("OEM").

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

Pursuant to its new business focus, on December 31, 2004, the Company transferred certain of its OEM assets and liabilities into 5G Wireless Solutions, Inc., a portfolio company (the "Portfolio Company"), in exchange for 302,230 shares of the Portfolio Company's common stock. Consequently, the Company's statements of operations for 2004 reflect the revenues and expenses of its OEM business prior to the transfer. The results of operations for the first quarter of 2005 reflect the operations of the Portfolio Company. The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts, which management and the board of directors also believe approximated fair value at December 31, 2004. Additional investments have taken place in the first quarter of 2005 that are carried at the investment value. The board of directors has obtained a third party valuation indicating that the carrying amount of the Portfolio Company is in line with fair market value of the Portfolio Company as of March 31, 2005.

The Portfolio Company is a technology company that markets and sells innovative wireless solutions to large campus & enterprise wide-area-networks (WAN) and citywide WAN which enables the delivery of high data rates in non line of sight environments.

Basis of Presentation.

In accordance with Securities and Exchange Commission ("SEC") rules and regulations for BDC's, the Company does not consolidate or use the equity method to account for its controlling investment in the Portfolio Company. Rather, the Company's investment in such entity is reported at fair value. Any future fluctuations in such fair value since the date of the conversion to a BDC will be reflected as an unrealized gain on investment in the statements of operations.

The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2004 contained in the Form 10-KSB.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended March 31, 2005 and March 31, 2004 are presented in the accompanying financial statements pursuant to Regulation S-X.

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

During the quarter ended March 31, 2005, the Company incurred losses totaling $976,706, had net cash used in operating activities totaling $429,830, and had an accumulated deficit of $19,736,361 as of March 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets or;

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

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of the Portfolio Company investment, valuation of deferred tax assets, revenue recognition, and concentrations of credit risk. Actual results could differ from those estimates.

Investments in Portfolio Companies.

At March 31, 2005, the Company's investment in portfolio companies consists solely of the Portfolio Company.

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

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be
cash equivalents.   The Company had no cash equivalents at March 31, 2005.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank certificates of deposit or as bank deposits in highly rated credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At March 31, 2005, these uninsured funds totaled $718,561.

The Portfolio Company's customers are located in the United States. The Portfolio Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. The Portfolio Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.
It is not the Portfolio Company's policy to accrue interest on past due receivables.

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

Revenue Recognition.

During 2005, as a BDC, the Company recognizes revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies.

Revenues in 2004 result principally from the Company's operations prior to its election as a BDC. Such revenues resulted from the sale and installation of wireless radio systems to customers. Equipment sales are recognized when products are delivered without any further services required. Revenues in 2004 were recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

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

Stock Based Compensation Arrangements.

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation expense is recorded for the difference between the fair value of equity instruments and the amount to be paid by the employee. In addition, the Company accounts for stock issued to non-employees for services under SFAS No. 123, "Accounting for Stock Based Compensation." Under SFAS No. 123, stock compensation expense is recorded based on the fair value of equity instruments, or the fair value of the services, whichever is more clearly determinable. The Company incurred no stock-based compensation in the first quarter of 2005. The Company plans to deregister the remaining shares under the stock plans as a result of its conversion to a BDC.

Segment Disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At March 31, 2005 and 2004, the Company operated in one segment.

Reclassifications.

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

2.  INVESTMENT IN PORTFOLIO COMPANY

On December 31, 2004, the Company transferred certain of its OEM assets and liabilities into the Portfolio Company in exchange for 302,230 shares of the Portfolio Company's common stock.

The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts. In addition, during the quarter ending March 31, 2005 the Company invested an additional $378,441 in the Portfolio Company. This was done in three separate investments during the quarter:
$125,000 was invested on February 17, $106,000 was invested on March 11, and $147,441 was invested on March 31 with the purpose of supporting the ongoing working capital and general and administrative expense needs of the Portfolio Company. The total investment in the Portfolio Company as of March 31, 2005 was $680,671.

3.  NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable consist of the following at March 31, 2005:

Note payable, interest bearing at 10% per annum with
principal and interest payment of $2,500 monthly,
maturing in July 2006                                        $     32,500

Note payable, interest bearing at 9% per annum with
principal and interest payment of $1,000 monthly,
maturing in September 2005                                          5,841

$135,000 convertible notes, bearing interest at 8% per
annum, due through July 2005                                       50,000

$250,000 convertible notes, bearing interest at 9% per
annum, net of discount of $33,020 and $150,000 of
principal converted, maturing in March 2006                        66,980

$805,000 convertible notes, bearing interest at 9% per
annum, net of discount of $46,562 due through April 2006          767,751

$2,000,000 convertible notes, bearing interest at 5%,
net of discount of $1,313,280 and $235,802 of
principal converted, maturing in September 2007                   450,772

$1,000,000 convertible notes, bearing interest at 5%,
net of discount of $967,742 maturing in March 2007                 32,258

Total                                                          $1,406,102

Notes Payable.

On March 21, 2003, the Company signed a $50,000 promissory note that as of March 31, 2005 had a balance of $32,500 and is being repaid in monthly installments of $2,500 per month. In addition the company has one other note payable that is a small loan that as of March 31, 2005 has an outstanding balance of $5,841 with payments of $1,000 per month.

$135,000 Convertible Notes.

In 2003, the Company agreed to terms with four investors, one of which was the former president of the Company, Peter Trepp, to loan the Company a total of $135,000 under subordinated promissory notes. The subordinated notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The notes are subordinated to all of the Company's indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on the Company's balance sheet. Each investor was issued warrants to purchase shares of the Company's common stock equal to 40% of the amount invested in the notes. As of March 31, 2005, there was $50,000 of principal remaining.

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

In connection with the $250,000 Convertible Notes, the Company issued warrants to purchase 666,667 shares of the Company's restricted common stock at an exercise price of the lesser of: (a) the five day average closing bid price prior to closing or (b) the fifteen day average closing bid price prior to exercise. The warrants vested upon grant and expire in March 2006.

The convertible feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $33,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes. Amortization expense during the quarter ended March 31, 2005 approximated $70,000. Of the $250,000 in proceeds, $50,000 came from Mr. & Mrs. Trepp, former president and COO, $25,000 from Paul Zygielbaum, a former employee of the Company, and $25,000 from Thomas Janes, who is the father in law of Donald Boudewyn, the Company's executive vice president). On March 31, 2005 three of the note holders converted $150,000 of there notes into 32,710,00 shares of the Company's common stock.

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

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which has been recorded as a debt discount and is being amortized to interest expense over the life of notes. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes. Amortization expense on the debt discount during the quarter ended March 31, 2005 approximated $9,300.

$2,000,000 Convertible Notes.

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors shall purchase up to $2,000,000 of principal amount of promissory notes, bearing interest at 5% per annum, of the Company that are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or
(ii) $0.05. In addition, the convertible note holders will receive Class A and Class B share warrants to purchase shares of common stock, as described below ("$2,000,000 Convertible Notes").

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

The convertible feature of the $2,000,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on these notes during the quarter ended March 31, 2005 approximated $282,000.

During the first quarter of 2005, approximately $218,000 of principal balance of convertible notes payable was converted into common stock.

$1,000,000 Convertible Notes.

On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are purchasing $1,000,000 in convertible notes, with Class A Warrants to purchase up to 100 additional shares of common stock for each 100 shares issued on the Closing Date (as defined in the subscription agreement) assuming the complete conversion of the notes issued on the Closing Date ("$1,000,000 Convertible Notes"). The exercise price of the warrant
is $0.01 per share.   The Class A Warrants are exercisable until five
years after the Closing Date. The $1,000,000 investment was received by the Company on March 22, 2005. On that date, the Company issued a warrant to each of the investors covering a total of 100,000,000 shares.

The convertible feature of the $1,000,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the note. Amortization expense on these notes during the quarter ended March 31, 2005 approximated $32,000.

4.  STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock.

The Company has 10,000,000 authorized preferred shares. On October 6, 2004, the Company's Compensation Committee granted and the Company issued Series "A" convertible preferred shares ("Convertible Preferred Stock") to Mr. Dix and Mr. Boudewyn totaling 3,000,000. Each share of Convertible Preferred Stock is convertible initially at the rate of 800 shares of common stock for each full share of convertible preferred stock. Each share of outstanding Convertible Preferred Stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Convertible Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares are convertible after three years from issuance.

A third party conducted an evaluation prior to the issuance and concluded that the value of the preferred shares was $200,000, which is being amortized over the three year vesting period. The remaining balance of $166,667 is carried as unearned compensation in the accompanying balance sheet at March 31, 2005.

The following provides a summary of some of the other terms of the preferred shares:

     - All shares of Convertible Preferred Stock shall rank prior to all of the Company's common stock, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

     - If any dividend or other distribution payable in cash, securities or other property, each holder of shares of Convertible Preferred Stock shall be entitled to receive payment or distribution of such dividend.

     - In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of shares of any series of preferred stock has a priority on liquidation superior to that of the Convertible Preferred Stock.

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

Common Stock

During the quarter ended March 31, 2005, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued 49,700,000 shares of common stock in connection with the conversion of notes payable totaling approximately $ 244,446.

Warrants

During the quarter ending March 31, 2005 the Company issued pursuant to the terms of convertible notes to certain convertible note holders warrants to purchase a total of 100,000,000 of the Company's common stock at an exercise price of $0.01 per share.

                                         Number of Shares    Weighted-Average
                                                              Exercise Price

Warrants outstanding and exercisable
at January 1, 2003                                     -

Granted                                        4,800,000          $0.01125

Exercised                                              -

Expired                                                -

Warrants outstanding and exercisable
at December 31, 2003                           4,800,000         $0.01125

Issued pursuant to the terms of
convertible notes                            397,270,667         $0.0200

Warrants outstanding and exercisable
at December 31, 2004                         402,070,667         $0.0201

Issued pursuant to the terms of
convertible notes                            100,000,000         $0.0100

Warrants outstanding and exercisable
at March 31,2005                             502,070,667         $0.0180

The number of outstanding and exercisable warrants as of March 31, 2005 is provided below:



                                                    Outstanding and Exercisable
                                                                  Weighted-     Weighted-
                                                                   Average       Average
                                                    Number of      Exercise     Remaining
Range of Exercise Prices                             Shares         Price       Life (Years)
$0.01125                                               54,000     $0.01125        3.4

$0.058 to $0.008                                      100,000     $0.033            1

$ 0.0204                                           70,666,667     $0.0204         3.5

$0.02                                             331,250,000     $0.02           1.5

$0.01                                             100,000,000     $0.01             5

                                                  502,070,667


5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

In October, 2003, the Company negotiated an operating lease agreement for its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California for a five-year term, ending in 2008.

Rent expense approximated $35,000 and $37,000 for the quarters ended March, 31, 2005 and 2004, respectively.

Litigation.

The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

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

6.  RELATED PARTY TRANSACTIONS

On March 31, 2005, Thomas Janes (see Note 3) converted $27,250 of principal and interest into 5,450,000 shares of the Company stock per the terms and conditions of the $250,000 convertible note signed in March 2004.

7.  SUBSEQUENT EVENTS

(a) On April 29, 2005, the Company issued restricted shares of common stock as a partial conversion of the first $1,000,000 convertible notes (principal and accrued interest) under the $2,000,000
Convertible Notes described at Note 3 above, as follows:

     Name of Recipient             Number of Shares          Value

     Longview Fund, LP               2,000,000               $9,500

     Longview Equity Fund, LP        2,000,000               $9,500

     Longview International Equity
     Fund, LP                        2,000,000               $9,500

     Total                           6,000,000              $28,500

(b) On April 29, 2005, the Company issued restricted shares of common stock as a partial conversion of the second $1,000,000 convertible notes (principal and accrued interest) under the $2,000,000
Convertible Notes described above, as follows:

     Name of Recipient             Number of Shares          Value

     Longview Fund, LP               5,000,000               $25,700

     Longview Equity Fund, LP        2,408,992               $11,443

     Longview International Equity
     Fund, LP                        1,000,000               $ 4,749

     Total                           8,408,992               $41,892

(c) On April 29, 2005, the Company issued restricted shares of common stock as a partial conversion of the $715,000 Convertible Notes
(principal and accrued interest) described at Note 3 above, as follows:

     Name of Recipient             Number of Shares          Value

     Glen Keyser                     5,419,348               $26,273

     Kelly Goodman                   8,204,480               $39,000

     Charles Sutton                  8,204,480               $39,000

     Total                          21,828,308              $104,273
(d)   As of May 5, 2005, the Company made an additional follow on

investment in the Portfolio Company in the amount of $191,000.   The
purpose of the investment was to support the ongoing working capital and general and administrative expense needs of the Portfolio Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     In November 2004, the Company elected, by the filing of a Form N-54A, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 31, 2004, we moved certain assets and certain liabilities of the Company into 5G Wireless Solutions, Inc. ("Portfolio Company") in exchange for 100% of the outstanding shares of the Portfolio Company's common stock. The Portfolio Company will continue to focus on broadband wireless networking solutions for educational campus and citywide campus environments. In addition to manufacturing the existing product line, the Portfolio Company will focus on developing new solutions that create larger and more efficient wireless networks.

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

     We fund new investments using cash, through the issuance of our common stock, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity.

(a)  Valuation Methodology.

     We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At March 31, 2005, approximately 45% of our total assets represented an investment in the Portfolio Company at fair value. Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

(b)  Investment in Portfolio Company

     On December 31, 2004, the Company moved certain assets and certain liabilities into the Portfolio Company, which designs, builds, markets and services innovative WI-FI compatible wireless broadband systems.
We believe the integrated hardware and software solutions offer significant improvements in distance, performance, throughputs and security while servicing both line of sight and non-line of sight applications. The Portfolio Company is focused on manufacturing products and developing solutions to create large and efficient wireless LAN and WAN with far less equipment and expense than its competitors. The Portfolio Company's customers include universities, businesses, governments, municipalities and wireless Internet service providers.

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

     During the quarter ending March 31, 2005 the Company invested an
additional $378,441 in the Portfolio Company.   This was done in three
separate investments during the quarter. $125,000 was invested on February 17, $106,000 was invested on March 11, and $147,441 was
invested on March 31.   These investments were done in cash for the
purpose of supporting the ongoing working capital and general and administrative expense needs of the Portfolio Company. This brings the total investment in the Portfolio Company to $680,671 as of March 31, 2005.

Results of Operations.

     The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(a)  Operating Expenses.

     Total operating expenses decreased by $337,118, or approximately 39%, from $873,471 for the quarter ended March 31, 2004 to $536,353 for the quarter ended March 31, 2005. The decrease was primarily attributable to the movement of the operating company's assets into the Portfolio Company, as well as a decrease in professional and legal consulting services related to the transformation to a BDC and costs incurred relating to the most recent financing from Longview Funds. Going forward these expenses are expected to remain relatively stable for the remainder of the year.

(b)  Other Expenses.

     Interest expenses increased during the quarter ended March 31, 2005 primarily due to an increase in the amount of debt carried by the Company. Interest expense increased by $424,735 from $15,618 at the quarter ended March 31, 2004 to $440,353 for the quarter ended March 31, 2005. This increase is primarily due to the "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF for each of the applicable conversions and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes that has resulted in higher than expected interest expenses that is expected to continue for the foreseeable future.

(c)  Net loss

     Net loss increased by $124,726, or approximately 15%, from a net loss of $851,980 for the quarter ended March 31, 2004 to a net loss of $976,706 for the quarter ended March 31, 2005. The increase can be attributed to the decrease in operational expenses as a result of the transfer of assets to the Portfolio Company, offset by an increase in interest expense due to amortization of debt discounts. This trend is not expected to continue and is expected to remain relatively unchanged over the next several months.

Operating Activities.

     The net cash used in operating activities was $429,830 for the quarter ended March 31, 2005 compared to $464,923 for the quarter ended March 31, 2004, a decrease of $35,093 or approximately 8%. This decrease is attributed primarily to the absence of the issuance of stock for services in the current quarter.

Investing Activities.

     Net cash used in investing activities increased to $378,441 during the quarter ended March 31, 2005 as compared to $30,170 during the quarter ended March 31, 2004 as a result of the investments made to the Portfolio Company during the period.

     In addition, the Company may wish to pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden the Company's product offerings and achieve operating efficiencies.

Liquidity and Capital Resources.

     As of March 31, 2005, the Company had cash of $818,241. In addition to the loss of $976,706 during the quarter ended March 31, 2005, the Company incurred losses of $4,989,200 for the year ended December 31, 2004. As of March 31, 2005, the Company had an accumulated deficit of $19,736,361. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing shareholders.

     The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to service the Company through the end of 2005. Financing activities provided cash of $1,000,000 during the quarter ended March 31, 2005 that included the issuance of $1,000,000 in convertible debentures, and the repayment of $10,392 of notes payable. Recent financing activities:

(a)  $135,000 Convertible Note.

     The Company agreed to terms with four investors, in the third quarter of 2003, one of which was the then president of the Company, Peter Trepp, to loan the Company a total of $135,000 under subordinated promissory notes. The subordinated notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of a new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The notes are subordinated to all of our indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on our balance sheet. As of March 31, 2005, there was $50,000 remaining in principal. Each investor was issued warrants to purchase shares of our common stock equal to 40% of the amount invested in the notes. See Exhibit 4.10.

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

     In connection with the $250,000 Convertible Notes, the Company issued warrants to purchase 666,667 shares of the Company's restricted common stock at an exercise price of the lesser of: (a) the five day average closing bid price prior to closing or (b) the fifteen day average closing bid price prior to exercise. The warrants vested upon grant and expire in March 2006. See Exhibits 4.11 to 4.13.

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

(e)  $1,000,000 Convertible Notes.

     On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are purchasing $1,000,000 in convertible notes, with Class A Warrants to purchase up to 100 additional shares of common stock for each 100 shares issued on the Closing Date (as defined in the subscription agreement) assuming the complete conversion of the notes issued on the Closing Date. The exercise price of the warrant is $0.01 per share. The Class A Warrants are exercisable until five years after the Closing Date. The $1,000,000 investment was received by the Company
on March 22, 2005.    On that date, the Company issued a warrant to
each of the investors covering a total of 100,000,000 shares.  See
Exhibit 4.18.

     Under the secured convertible note, they are convertible into common stock of the Company at a price per share equal to the lower of
(i) $0.01, or (ii) 75% of the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the 90 trading days preceding a conversion date. The maximum conversion price is $0.01. See Exhibit 4.19.

     As part of this funding arrangement, Mr. Dix and Mr. Boudewyn have agreed that from the Closing Date until one year after the Actual Effective Date (as defined in the subscription agreement) they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than in connection with an offer made to all shareholders of the Company or any merger, consolidation or similar transaction involving the Company.

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

(a)  General Risk of Operation as a Business Development Company.

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

(b)  Investing in Private Companies Involves a High Degree of Risk.

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

(c)  Our Portfolio of Investments Will Be Illiquid.

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

(d)  Our Investment Model is Highly Speculative in Nature and Our
History of Using the Model is Limited.

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

     Our financial results are largely dependent upon the performance of the Portfolio Company, which represents approximately 45% of all the assets of the Company at March 31, 2005.

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

(e)  We May Need to Make Additional Cash Investments in our Portfolio
Companies.

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

(f) We have a Limited Amount of Funds Available for Investment in Potential Portfolio Companies.

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

(g) We May Borrow Money Which Magnifies the Potential For Gain or Loss on Amounts Invested.

     Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. The Company can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on the consolidated assets that are superior to the claims of the common shareholders. If the value of the consolidated assets increases, then leveraging would cause the net asset value attributable to the common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of the consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the consolidated income in excess of consolidated interest payable on the borrowed funds would cause the net income to increase more than it would without the leverage, while any decrease in the consolidated income would cause net income to decline more sharply than it would have had the Company not borrowed.

(h)  Changes in Interest Rates May Affect the Cost of Capital and
Net Investment Income.

     Because the Company can borrow money to make investments, the net investment income before net realized and unrealized gains or losses, or net investment income, can be dependent upon the difference between the rate at which we borrow funds and the rate at which the Company invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, the cost of funds would increase, which would reduce the net investment income. The Company can use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.

(i)  We Operate in a Competitive Market for Investment
Opportunities.

     The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, the Company may sometimes be precluded from making otherwise attractive investments.

(j) The Securities We Hold in Our Portfolio Companies are Subject to Restriction on Resale.

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

(k) We Are Dependent Upon the Efforts of Our Portfolio Companies to Successfully Commercialize Their Products and Services.

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

(l) Investments in Our Portfolio Companies Will be Concentrated in the Information and Communications Technologies and Applications
Industry.

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

(m)  Economic Recessions or Downturns Could Impair the Portfolio
Companies and Harm Operating Results.

     Many of the companies in which we may make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. Non-performing assets are likely to increase and the value of the portfolio is likely to decrease during these periods. These conditions could lead to financial losses in the portfolio and a decrease in the revenues, net income, and assets.

     The business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of the investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

(n) Two of Our Current Stockholders Have Significant Influence Over Our Management and Affairs.

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

(o)  The Company is Dependent on Its Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including the Company's chief executive officer and executive vice president, could have a material adverse effect on the Company's business and prospects.

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

(p)  Limitations on Liability and Indemnification May Result in
Payments by the Company.

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

(q)  Our Quarterly and Annual Operating Results Fluctuate
Significantly.

     Our quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of our performance in future quarters and years.

(r)  Our Common Stock Price May Be Volatile.

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

(s)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Our Stock.

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

Inflation.

     The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations.

     The Company has contractual obligations to repay our notes payable and to make payments under our operating lease agreement. See Notes 3, 4 and 7 to our accompanying financial statements.

     In October, 2003, the Company negotiated an operating lease agreement for its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California for a five-year term, ending in 2008. Rent expense approximated $35,000 and $37,000 for the quarters ended March, 31, 2005 and 2004, respectively.

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates; (b) valuation of investments; (c) revenue recognition; and (d) concentrations of credit risk. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

(a)  Use of Estimates.

     The preparation of these financial statements requires our company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Valuation of Investments.

     Pursuant to the requirements of the 1940 Act, our board of directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. The board of directors is required to value such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. In making its determination, the board of directors may consider valuation appraisals provided by independent valuation service providers.

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

     The Company's Audit Committee reviews each report along with information provided by management, which may include correspondence that could materially affect the value of the investment, recent SEC filings that have information that could materially affect the valuations, or answers to questions that management has posed on a quarterly basis to the CEO of the investments which make up the majority of the total value.

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

(c)  Revenue Recognition.

     During 2005, as a BDC, the Company recognizes revenues from its portfolio companies based on the appreciation or impairment associated with its investment in such companies.

     Revenues in 2004 resulted principally from the sale and installation of wireless radio systems to customers. Equipment sales are recognized when products are delivered without any further services required. Revenues in 2004 were recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

(d)  Concentrations of Credit Risk.

     Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank certificates of Deposit or as bank deposits in highly rated credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At March 31, 2005, these uninsured funds totaled $718,561.

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

Forward Looking Statements.

     Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, and the risks set forth under "Risk Factors." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our business activities contain elements of risk. We consider the principal types of risk to be portfolio valuations. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

     As a business development company, we invest in illiquid securities including equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest.
Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal (chief) executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Changes in Controls and Procedures.

     During the quarter ended March 31, 2005, there was no change in our disclosure controls and procedures, or our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended on March 31, 2005, all sales of unregistered (restricted) securities have previously been reported in a Form 8-K. There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On April 29, 2005, the Company issued restricted shares of common stock as a partial conversion of the first $1,000,000 convertible notes (principal and accrued interest) under the $2,000,000 Convertible Notes described above, as follows:

Name of Recipient                Number of Shares            Value

Longview Fund, LP                  2,000,000                 $9,500

Longview Equity Fund, LP           2,000,000                 $9,500

Longview International
Equity Fund, LP                    2,000,000                 $9,500

Total                              6,000,000                $28,500

     (b) On April 29, 2005, the Company issued restricted shares of common stock as a partial conversion of the second $1,000,000 convertible notes (principal and accrued interest) under the $2,000,000 Convertible Notes described above, as follows:

Name of Recipient                Number of Shares            Value

Longview Fund, LP                  5,000,000                 $25,700

Longview Equity Fund, LP           2,408,992                 $11,443

Longview International
Equity Fund, LP                    1,000,000                 $4,749

Total                              8,408,992                 $41,892

     (c) On April 29, 2005, the Company issued restricted shares of common stock as a partial conversion of the $715,000 Convertible Notes (principal and accrued interest) described above, as follows:

Name of Recipient                Number of Shares            Value

Glen Keyser                        5,419,348                 $26,273

Kelly Goodman                      8,204,480                 $39,000

Charles Sutton                     8,204,480                 $39,000

Total                             21,828,308                $104,273

     (d)   As of May 5, 2005, the Company made an additional follow on
investment in the Portfolio Company in the amount of $191,000.   The
purpose of the investment was to support the ongoing working capital and general and administrative expense needs of the Portfolio Company.

     (e) On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its shareholders to seek shareholder approval at an upcoming annual meeting of shareholders for the Company to file a Form N-54C (Notification of Withdrawal of Election to be Subject to Sections 55-65 of the Investment Company Act of 1940); this would terminate the Company's status as a business development company (BDC).

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 6, 2005                    /s/ Jerry Dix
                                       Jerry Dix
                                       Chief Executive Officer


Dated: June 6, 2005                    /s/  Don Boudewyn
                                       Don Boudewyn
                                       Executive Vice
                                       President/Secretary/Treasurer


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

4.17 Certificate of Designation of Series A Convertible Preferred Stock, dated October 5, 2004 (incorporated by reference to
        Exhibit 4.17 of the Form 10-KSB filed on March 31, 2005).

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

10.7 Contribution Agreement between the Company and 5G Wireless Solutions, Inc. (the following to this agreement have been omitted: Schedule 1: List of Assets; and Schedule 2: List of Liabilities), dated December 31, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on January 7, 2005).

14 Code of Ethics, dated October 5, 2004 (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on March
        31, 2005).

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