Form 10-Q
period 2005-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2005-08-15
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     As of July 31, 2005, the Company had 954,939,416 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEETS AS OF
              JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004           3

              SCHEDULE OF INVESTMENTS (UNAUDITED)                       4

              CONDENSED STATEMENTS OF
              OPERATIONS FOR THE THREE MONTHS
              ENDED JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED)         5

              CONDENSED STATEMENTS OF
              OPERATIONS FOR THE SIX MONTHS
              ENDED JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED)         6

              CONDENSED STATEMENTS OF
              CASH FLOWS FOR THE SIX MONTHS
              ENDED JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED)         7

              NOTES TO CONDENSED FINANCIAL STATEMENTS                   9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            21

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                        43

     ITEM 4.  CONTROLS AND PROCEDURES                                  44

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        45

     ITEM 2.  UNREGISTERED SALES OF EQUITY
              SECURITIES AND USE OF PROCEEDS                           45

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          46

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                      46

     ITEM 5.  OTHER INFORMATION                                        46

     ITEM 6.  EXHIBITS                                                 47

SIGNATURES                                                             47


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                       5G WIRELESS COMMUNICATIONS, INC.
                          CONDENSED BALANCE SHEETS





<CAPTION
                                                           June 30, 2005     December 31, 2004
                                                            (Unaudited)

ASSETS
Investment in portfolio company, at fair value            $1,116,980            $  302,230
Cash                                                          85,352               636,904
Prepaid expenses                                               2,520                 2,520
Total assets                                               1,204,852               941,654

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Accounts payable and accrued liabilities                   756,444               325,716
  Notes payable                                               27,951                57,648
  Convertible notes, net of discount                       1,597,009             1,191,916
Total liabilities                                          2,381,404             1,575,280

Stockholders' deficit:
Preferred Series A convertible stock,
$0.001 par value; 10,000,000 shares
authorized; 3,000,000 shares issued and outstanding            3,000                 3,000

Common stock, $0.001 par value;
5,000,000,000 shares authorized;
954,939,416 and 871,037,368 shares
issued and outstanding at June 30, 2005
and December 31, 2004, respectively                          954,939               871,037

Additional paid-in capital                                19,037,822            17,757,548
Common stock held in escrow                                 (355,556)             (355,556)
Restricted preferred stock                                  (150,000)             (150,000)
Accumulated deficit                                      (20,666,757)          (18,759,655)
Total stockholders' deficit                               (1,176,552)             (633,626)
Total liabilities and stockholders' deficit                1,204,852               941,654





The accompanying notes are an integral part of these condensed financial statements


                              5G WIRELESS COMMUNICATIONS, INC.
                                  SCHEDULE OF INVESTMENTS
                                      JUNE 30, 2005
                                       (Unaudited)




                Date of           Investment
Shares        Acquisition            Name               Industry                   Cost        Fair Value
302,230       December 31, 2004   5G Wireless           Telecommunications      $1,116,980   $1,116,980(1)
                                  Solutions, Inc.



(1) Fair value was determined by the Company's board of directors - refer to Note 2 for further explanation of the Company's methods of determining fair values.

The accompanying notes are an integral part of these condensed financial statements


                             5G WIRELESS COMMUNICATIONS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                        (Unaudited)

                                                        2005          2004

Revenues                                              $      -     $   117,246
Cost of revenues                                             -          25,289
Gross profit                                                 -          91,957

Operating expenses:
General and administrative                              69,505         123,037
Salaries and related                                   172,735         227,547
Professional/consulting services                       222,123         152,836
Depreciation                                                 -          21,868
Total operating expenses                               464,363         525,288

Operating loss                                        (464,363)       (433,331)

Interest expense (including amortization of
   financing costs and debt discount)                 (451,031)        (60,095)

Net loss                                              (915,394)       (493,426)

Loss per common share:
    Basic and diluted                                   (0.001)         (0.001)

Basic and diluted weighted average
common shares outstanding                          955,317,877     374,589,830

The accompanying notes are an integral part of these condensed financial statements


                          5G WIRELESS COMMUNICATIONS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                    (Unaudited)

                                                        2005          2004

Revenues                                              $      -     $   183,795
Cost of revenues                                             -          54,729
Gross profit                                                 -         129,066

Operating expenses:
General and administrative                             164,788         262,954
Salaries and related                                   287,054         762,520
Professional/consulting services                       563,874         866,068
Depreciation                                                 -          42,190
Total operating expenses                             1,015,716       1,933,732

Operating Loss                                      (1,015,716)     (1,804,666)

Interest expense (including amortization of
   financing costs and debt discount)                 (891,386)        (75,713)
Net loss                                            (1,907,102)     (1,880,379)

Loss per common share:
    Basic and diluted                                   (0.002)         (0.006)

Basic and diluted weighted average
common shares outstanding                          913,808,232     334,203,336

The accompanying notes are an integral part of these condensed financial statements


                           5G WIRELESS COMMUNICTIONS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                    (Unaudited)

                                                        2005          2004

Cash flows from operating activities:
  Net loss                                           $(1,907,102)  $(1,880,379)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of discount on
convertible notes                                        787,893        47,975
Depreciation                                                   -        42,190
Issuance of common stock for services                          -     1,484,342
Changes in operating assets and liabilities:
Accounts receivable                                            -       (30,340)
Other assets                                                   -       (38,784)
Accounts payable and accrued liabilities                 412,104      (597,282)
Net cash flows used in operating activities             (707,105)     (972,278)

Cash flows from investing activities:
  Transfer of cash to portfolio company                 (814,750)            -
Purchases of property and equipment                            -       (32,356)
  Net cash flows used in investing activities           (814,750)      (32,356)

Net cash flows from financing activities:
Principal repayments on notes payables                   (29,697)       (8,164)
Net proceeds from issuance of
convertible notes payable                              1,000,000       890,500
  Net cash flows provided by financing activities        970,303       882,336
  Net decrease in cash                                  (551,552)     (122,298)

  Cash, beginning of period                              636,904       211,670

Cash, end of period                                       85,352        89,372

Supplemental cash flow information:
  Interest                                                 2,286             -
  Taxes                                                        -             -

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes and accrued
   interest into common stock                           442,176              -

Beneficial conversion feature on
convertible notes                                     1,000,000              -

The accompanying notes are an integral part of these condensed financial statements


                       5G WIRELESS COMMUNICATIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

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

In October 2004, the Company elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). As a BDC, it was the intent of the Company to seek out investment candidates in areas related to its prior operating business that can benefit from the management expertise and technology already
inherent in its operations.   In addition, it intended to assemble a
diverse portfolio of companies with strategic information and communications technologies or applications, leveraging the combined talents of its experienced management team to incubate these companies and seeking to enhance shareholder value.

On December 31, 2004, the Company transferred certain of its OEM assets and liabilities into 5G Wireless Solutions, Inc., a portfolio company ("Portfolio Company"), in exchange for 302,230 shares of the Portfolio Company's common stock. Consequently, the Company's statements of operations for 2004 reflect the revenues and expenses of its OEM business prior to the transfer. The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts, which management and the board of directors also believe approximated fair value at December 31, 2004. Additional cash investments in the Portfolio Company were made in the first and second quarters of 2005 that are carried at the investment value.

On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its shareholders to seek shareholder approval, at the upcoming annual meeting of shareholders, for the Company to de-elect as a BDC and to file a Form N-54C (Notification of Withdrawal of Election to be Subject to Sections 55-65 of the 1940 Act) with the Securities Exchange Commission ("SEC"). See Note 5.

Basis of Presentation.

In accordance with SEC rules and regulations for BDC's, the Company does not consolidate or use the equity method to account for its controlling investment in the Portfolio Company. Rather, the Company's investment in such entity is reported at fair value. Fluctuations in such fair value are to be reflected as an unrealized gain or loss on investment in the statements of operations. The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by GAAP. In management's opinion, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Going Concern Basis.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

For the six months ended June 30, 2005, the Company incurred net losses totaling $1,907,102 and had net cash used in operating activities totaling $707,105; it had an accumulated deficit of $20,666,757 as of June 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2005 and to pursue all available fund raising alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy. While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company's equity and debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to make additional investments, take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets or;

     - explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet the Company's operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing stockholders.

The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to fund its operations to date, however, the Company will need to seek additional funding for operations for the remainder of 2005.

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of the Portfolio Company investment, valuation of deferred tax assets, revenue recognition, and concentrations of credit risk. Actual results could differ from those estimates.

Investments in Portfolio Companies.

At June 30, 2005, the Company's investment in portfolio companies consists solely of the Portfolio Company.

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

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be
cash equivalents.   The Company had no cash equivalents at June 30, 2005.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and the Portfolio Company's accounts receivable. The Company maintains its cash funds in bank certificates of deposit or as bank deposits in highly rated credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At June 30, 2005 there are no funds that are uninsured.

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

Basic and Diluted Loss Per Common Share.

Under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. Therefore, the calculated diluted loss per share does not take into account the effect of 2,400,000,000 potential common shares associated with the conversion of preferred shares, and other convertible securities and warrants, all of which are considered anti-dilutive.

Fair Value of Financial Instruments.

For certain of the Company's financial instruments, including cash, prepaid expenses, notes payable, convertible notes, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation Arrangements.

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation expense is recorded for the difference between the fair value of equity instruments and the amount to be paid by the employee. In addition, the Company accounts for stock issued to non-employees for services under SFAS No. 123, "Accounting for Stock Based Compensation." Under SFAS No. 123, stock compensation expense is recorded based on the fair value of equity instruments, or the fair value of the services, whichever is more clearly determinable. The Company incurred no stock-based compensation expense during 2005.

Segment Disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public companies to report information about segments of their business in their annual financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At June 30, 2005 and 2004, the Company operated in one segment.

Reclassifications.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.  INVESTMENT IN PORTFOLIO COMPANY

On December 31, 2004, the Company transferred certain of its OEM assets and liabilities into the Portfolio Company in exchange for 302,230 shares of the Portfolio Company's common stock.

The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts. During the three months ended March 31, 2005, the Company invested an additional $378,441 in the Portfolio Company. During the three months ended June 30, 2005, the Company invested an additional $436,309 in cash in the Portfolio Company in order to support the ongoing working capital and general and administrative needs of the Portfolio Company. The total investment in the Portfolio Company at June 30, 2005 was $1,116,980. The Company's board of directors determined that the fair value of such investment approximates its cost at June 30, 2005.

3.   NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable consist of the following at June 30, 2005:

Note payable, interest bearing at 10% per annum with
principal and interest payment of $2,500 monthly,
maturing in July 2006                                       $     25,000

Note payable, interest bearing at 9% per annum with
principal and interest payment of $1,000 monthly,
maturing in September 2005                                         2,951

Total notes payable                                               27,951

$135,000 convertible notes, bearing interest at 8% per
annum, due through July 2005                                      50,000

$250,000 convertible notes, bearing interest at 9% per
annum, net of $150,000 of principal converted,
maturing in March 2006                                           100,000

$805,000 convertible notes, bearing interest at 9% per
annum, net of discount of $37,249 and $103,000 of
principal converted, due through April 2006                      664,751

$2,000,000 convertible notes, bearing interest at 5%,
net of discount of $1,091,040 and $297,209 of
principal converted, maturing in September 2007                  611,751

$1,000,000 convertible notes, bearing interest at 5%,
net of discount of $829,493 maturing in March 2007               170,507

Total convertible notes payable                                1,597,009

Total                                                         $1,624,960

4.  STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock.

The Company has 10,000,000 authorized preferred shares. On October 6, 2004, the Company's Compensation Committee granted and the Company issued Series A convertible preferred stock ("Convertible Preferred Stock") to Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president/secretary/treasurer, respectively, totaling 3,000,000 shares. Each share of Convertible Preferred Stock is convertible at the rate of 800 shares of common stock for each full share of Convertible Preferred Stock. Each share of outstanding Convertible Preferred Stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Convertible Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares, which are restricted, are convertible after three years from issuance.

A third party conducted an evaluation prior to the issuance and concluded that the value of the preferred shares was $200,000. For accounting purposes, the value of the preferred shares is deferred compensation and is being amortized over three years. Through June 30, 2005, $50,000 has been expensed and the balance of $150,000 is carried as restricted preferred stock as part of the stockholders' deficit.

The following provides a summary of some of the other terms of the preferred shares:

     - All shares of Convertible Preferred Stock shall rank prior to all of the Company's common stock, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

     - In the event of any dividend or other distribution payable in cash, securities or other property, each holder of shares of Convertible Preferred Stock shall be entitled to receive the payment or distribution of such dividend.

     - In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of shares of any series of preferred stock, have a priority on liquidation superior to that of the Convertible Preferred Stock.

     - The shares of Convertible Preferred Stock are not redeemable, however the Company from time to time may increase the conversion rate by any amount for any period of time if the period is at least 20 days and if the increase is irrevocable during the period whenever the conversion rate is to be so increased. Subject to the approval of the Company's Compensation Committee that is comprised of a majority of independent members.

     - The Company will pay any and all issue or other taxes that may be payable in respect of any issue or delivery of shares of common stock on conversion of the Convertible Preferred Stock. The Company will not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of common stock (or other securities or assets) in a name other than that which the shares of Convertible Preferred Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of such tax or has established, to the satisfaction of the Company, that such tax has been paid. The Company has booked a preferred stock tax liability that adjusts on a quarterly basis for the future taxes, based on valuation of $200,000. This valuation was conducted by an independent third party. In addition, the preferred stock has been accounted for by the Company as earned compensation.

     - The Company has accrued an obligation for taxes payable by the preferred stockholders equal to 30% of the value of the preferred shares.

     - Should the Company conduct a reverse split, both the common and preferred shares will both be dilutable.

Common Stock

During the three months ended June 30, 2005, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued 41,287,302 shares of common stock in connection with the conversion of convertible notes payable totaling approximately $198,000 of principal and interest.

During the three months ended March 31, 2005, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued 49,700,000 shares of common stock in connection with the conversion of notes payable totaling approximately $ 244,446.

5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

The Company leases its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California, under a five-year term operating lease agreement expiring in 2008, which includes rental of rooftop access for the 5G Base Station..

Rent expense approximated $34,000 and $37,000 for the three months ended June 30, 2005 and 2004, respectively, and $68,000 and $74,000 for the six months then ended, respectively.

Litigation.

The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened, except the following:

On June 15, 2005, the Company received a summons from third parties seeking damages against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of 5G Wireless Communications, Inc.) and conducted business from such residence.

Management believes the Company has meritorious claims and defenses to the plaintiffs' claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

No accrual has been made for this claim, however, the Company may incur legal costs in order to defend itself.

De-Election as BDC and Related Matters.

On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a preliminary Schedule 14A proxy statement filed with the SEC (a definitive proxy statement will be mailed to stockholders after it is filed with the SEC), the Company will be seeking approval from the stockholders, at the upcoming annual meeting of stockholders for the Company, for the following (among other things): (a) to terminate the Company's status as a BDC under the 1940 Act; (b) to file a Form N-54C (Notification of Withdrawal of Election to be Subject to Sections 55-65 of the 1940 Act) with the SEC; and (c) to file a new registration statement on Form S-1.

It is the opinion of the board of directors that the costs of continuing as a BDC outweigh the advantages for the current plan of business of the Company.

Current Status as a BDC.

The Company has operated as a BDC since the BDC Election Date. The Company has recently conducted a review of its compliance with the 1940 Act and the following are areas that the Company believes it may not be in compliance with the 1940 Act at this time or recently:

     - It is a requirement of Section 56 of the 1940 Act to have a majority of board members be non-interested persons. From the BDC Election Date until June 27, 2005 (when two of the Company's directors relinquished their interest in Redwood Grove Management (the management company for the Longview funds)), the Company may not have had the requisite majority of non-interested persons as directors and therefore the Company may not have complied with this section. Therefore, the actions taken by the board of directors for such period may not have valid under the 1940 Act.

     - The Company currently does not maintain the proper ratio of assets to "senior securities"; Section 61 of the 1940 Act requires that a BDC maintain a ratio of assets to senior securities of at least 200%. The company is trying to correct this by reducing the senior securities.

     - Prior to the election to become a BDC, the Company entered certain convertible notes and warrants agreements, dated September 22, 2004. These agreements and those signed on March 22, 2005 which increased the convertible note by $1,000,000 and on July 19, 2005 by an additional $300,000 contained provisions for conversion into common stock of the Company based on the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the 90 trading days preceding a conversion date. The Company believes that the existence of the convertible notes on the BDC Election Date is not in compliance with the capital structure rules set forth in Section 61(a) of the 1940 Act since the shares were sold at below market prices. The Company also believes that the convertible notes entered into after the BDC Election Date are not in compliance with Section 61(a) for the same reason.

       The Company has filed a Form 1-E with the SEC for the shares issuable to the Longview funds pursuant to the conversion rights under debt agreements. In this Form 1-E, it is estimated that legal costs in connection with the offering will be $30,000. As disclosed in a Form 2-E filed with the SEC, the Company has incurred legal and other expenses of approximately $625,000 in cash connection with this offering, of which a total of $145,000 was direct legal cost associated with the offering and approximately $480,000 in associated legal cost relating to the organizational costs associated with becoming a BDC. Since the Company may not have been in compliance with certain provisions of the 1940 Act from the BDC Election Date to the present, then the shares issued to the Longview funds under the Form 1-E may not have been issued pursuant to a valid exemption from the registration requirements of Section 5 of the Securities Act of 1933.

     - The Company believes that as of the BDC Election Date, the Series A preferred stock issued on October 6, 2004 may not have been in compliance with Section 61(a) of the 1940 Act. In addition, the Company believes that it may not be in compliance with Section 63 of the 1940 Act since it was issued for services.

     - On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to 5G Wireless Solutions, Inc., the portfolio company. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal
       2004. The Company has since requested the return of the shares issued so as to comply with the requirements of Section 63 of the 1940 Act. The Company has since received the shares issued to Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president/secretary/treasurer, respectively, which have been cancelled (the value of the shares has been reflected as a liability so as to comply with the 1940 Act).

There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been in compliance with the 1940 Act.

Should the Company be unable to obtain approval to terminate its status as a BDC, then the following may occur:

     - The Company may be required to negotiate new terms of all its senior convertible notes, resulting in damages and penalties against the Company.

     - There is a greater probability that the Company may be terminated as a going concern.

6.  RELATED PARTY TRANSACTIONS

During the second quarter of 2005, 7,085,254 shares were returned to the Company so as to comply with the 1940 Act. The shares had been previously issued to two officers to settle accrued salaries totaling $78,000. The shares have been cancelled and the liability restored as of June 30, 2005.

7.  SUBSEQUENT EVENTS

(a) On July 19, 2005, the Company made an additional follow on investment in the Portfolio Company in the amount of $191,000 to support the ongoing working capital and general and administrative expense needs of the Portfolio Company.

(b) On July 20, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are purchasing up to $300,000 in convertible notes, with Class A Warrants to purchase one additional share of common stock for each one share issued on the Closing Date (as defined in the subscription agreement) assuming the complete conversion of the notes issued on the Closing
Date.  The exercise price of the warrant is $0.01 per share.   The
Class A Warrants are exercisable until five years after the Closing Date. The $300,000 investment has been received by the Company on July 20, 2005.

Under the convertible note, they are convertible into shares of common stock of the Company at a price per share equal to the lower of (i) $0.01, or (ii) 75% of the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the ninety trading days preceding a conversion date. The maximum conversion price is $0.01 per share.

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

On July 26, 2005, the Company entered into a Modification and
Amendment Agreement for the purpose of accelerating the funding of an aggregate of $100,000 of the Second Closing, as defined in the Subscription Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Overview.

     In October 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission ("SEC"), to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 31, 2004, we moved certain assets and certain liabilities of the Company into 5G Wireless Solutions, Inc. ("Portfolio Company") in exchange for 100% of the outstanding shares of the Portfolio Company's common stock. The Portfolio Company has focused on the marketing and sales of its innovative wireless solutions to large campus & enterprise wide-area-networks ("WAN") and citywide WAN. In addition to manufacturing the existing product line, the Portfolio Company has focused on developing new solutions that create larger and more efficient wireless networks.

(a)  Current Status as a BDC.

     On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a preliminary Schedule 14A proxy statement filed with the SEC (a definitive proxy statement will be mailed to stockholders after it is filed with the SEC), the Company will be seeking approval from the common stockholders, at the upcoming annual meeting of stockholders for the Company, for the following (among other things):
(a) to terminate the Company's status as a BDC under the 1940 Act;
(b) to file a Form N-54C (Notification of Withdrawal of Election to be Subject to Sections 55-65 of the 1940 Act) with the SEC; and (c) to file a new registration statement on Form S-1. It is the opinion of the board of directors that the costs of continuing as a BDC outweigh the advantages for the current plan of business of the Company.

     The following describes these matters for stockholder approval in more detail:

     (1)  Approval of the termination of the Company's status as a BDC:

     The Company has operated as a BDC since October 19, 2004 ("BDC Election Date"). The Company has recently conducted a review of its compliance with the 1940 Act and the following are areas that the Company believes it may not be in compliance with the 1940 Act at this time or recently:

     - It is a requirement of Section 56 of the 1940 Act to have a majority of board members be non-interested persons. From the BDC Election Date until June 27, 2005 (when two of the Company's directors relinquished their interest in Redwood Grove Management (the management company for the Longview funds)), the Company may not have had the requisite majority of non-interested persons as directors and therefore the Company may not have complied with this section. Therefore, the actions taken by the board of directors for such period may not have valid under the 1940 Act.

     - The Company currently does not maintain the proper ratio of assets to "senior securities"; Section 61 of the 1940 Act requires that a BDC maintain a ratio of assets to senior securities of at least 200%. The company is trying to correct this by reducing the senior securities.

     - Prior to the election to become a BDC, the Company entered certain convertible notes and warrants agreements, dated September 22, 2004. These agreements and those signed on March 22, 2005 which increased the convertible note by $1,000,000 and on July 19, 2005 by an additional $300,000 contained provisions for conversion into common stock of the Company based on the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the 90 trading days preceding a conversion date. The Company believes that the existence of the convertible notes on the BDC Election Date is not in compliance with the capital structure rules set forth in Section 61(a) of the 1940 Act since the shares were sold at below market prices. The Company also believes that the convertible notes entered into after the BDC Election Date are not in compliance with Section 61(a) for the same reason.

       With reference to these notes, the Company cannot precisely show the amount of shares to be issued upon conversion since the conversion price is related to the market price upon conversion and not a set price. However, the following regarding dilution in connection with shares issued under these notes can be disclosed:

       The following assumptions can be made: (a) each Longview fund converts 4.99% each quarter; (b) all of the shares converted are sold during that quarter; and (c) conversion price (based on the current market price of the Company's common stock) would be $0.00475 per share. Based on the assumptions, each fund would be able to convert a maximum of 28,393,529 each quarter over the next five years, with an estimated total shares to be issued of 569,008,598. But for the maximum 4.99% limit on conversions, the Longview funds could have converted a greater percentage of the Company's common stock.

       As of August 11, 2005, the total principal and interest under these notes in the amount of $454,854 had been converted into 91,252,938 shares of common stock.

     The Company has filed a Form 1-E with the SEC for the shares issuable to the Longview funds pursuant to the conversion rights under debt agreements. In this Form 1-E, it is estimated that legal costs in connection with the offering will be $30,000. As disclosed in a Form 2-E filed with the SEC, the Company has incurred legal and other expenses of approximately $625,000 in cash connection with this offering, of which a total of $145,000 was direct legal cost associated with the offering and approximately $480,000 in associated legal cost relating to the organizational costs associated with becoming a BDC. Since the Company may not have been in compliance with certain provisions of the 1940 Act from the BDC Election Date to the present, then the shares issued to the Longview funds under the Form 1-E may not have been issued pursuant to a valid exemption from the registration requirements of Section 5 of the Securities Act of 1933.

     - The Company believes that as of the BDC Election Date, the Series A preferred stock issued on October 6, 2004 may not have been in compliance with Section 61(a) of the 1940 Act. In addition, the Company believes that it may not be in compliance with Section 63 of the 1940 Act since it was issued for services.

     - On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to 5G Wireless Solutions, Inc., the portfolio company. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal
       2004. The Company has since requested the return of the shares issued so as to comply with the requirements of Section 63 of the 1940 Act. The Company has since received the shares issued to Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president/secretary/treasurer, respectively, which have been cancelled (the value of the shares has been reflected as a liability so as to comply with the 1940 Act).

     There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been in compliance with the 1940 Act.

Should Stockholders Not Approve the De-Election as a BDC.

     It is the opinion of the Company's board of directors that the costs of continuing as a BDC outweigh the advantages for the current plan of business of the Company. Failure to gain approval may result in the following:

     - The Company may be required to negotiate new terms of all its senior convertible notes, resulting in damages and penalties against the Company.

     - There is a greater probability that the Company may be terminated as a going concern.

Should the Stockholders Approve the De-Election as a BDC.

     Should stockholders approved the de-election as a BDC, they would be giving up the rights to the following:

     - Asset coverage ratio that is designed to protect stockholders value by having security in an asset. Section 61 of the 1940 Act requires that a BDC maintain a ratio of assets to senior securities of at least 200%.

     - We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act.

     - Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the Company or our stockholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

     - Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

     - A majority of our directors must be persons who are not interested persons, as that term is defined in Section 56 of the 1940 Act.

     - The protections set forth in Section 57 of the 1940 Act, which requires, in part, the following:

     a. Transactions involving controlling or closely affiliated persons. It shall be unlawful for any person who is related to a business development company in a manner described in subsection (b) of this section, acting as principal-

     1. knowingly to sell any security or other property to such business development company or to any company controlled by such business development company, unless such sale involves solely (A) securities of which the buyer is the issuer, or (B) securities of which the seller is the issuer and which are part of a general offering to the holders of a class of its securities;

     2. knowingly to purchase from such business development company or from any company controlled by such business development company, any security or other property (except securities of which the seller is the issuer);

     3. knowingly to borrow money or other property from such business development company or from any company controlled by such business development company (unless the borrower is controlled by the lender), except as permitted in section 21(b) [15 USCS 80a-21(b)] or section 62 [15 USCS 80a-61]; or

     4. knowingly to effect any transaction in which such business development company or a company controlled by such business development company is a joint or a joint and several participant with such person in contravention of such rules and regulations as the Commission may prescribe for the purpose of limiting or preventing participation by such business development company or controlled company on a basis less advantageous than that of such person, except that nothing contained in this paragraph shall be deemed to preclude any person from acting as manager of any underwriting syndicate or other group in which such business development company or controlled company is a participant and receiving compensation therefor.

     b. Controlling or closely affiliated persons. The provisions of subsection (a) of this section shall apply to the following persons:

     1. Any director, officer, employee, or member of an advisory board of a business development company or any person (other than the business development company itself) who is, within the meaning of section 2(a)(3)(C) of this title [15 USCS 80a-2(a)(3)(C)], an affiliated person of any such person specified in this paragraph.

     2. Any investment adviser or promoter of, general partner in, principal underwriter for, or person directly or indirectly either controlling, controlled by, or under common control with, a business development company (except the business development company itself and any person who, if it were not directly or indirectly controlled by the business development company, would not be directly or indirectly under the control of a person who controls the business development company), or any person who is, within the meaning of section 2(a)(3)(C) or (D) [15 USCS 80a-2(a)(3)(C) or (D)], an affiliated person of any such person specified in this paragraph.

     c.  Exemption orders. Notwithstanding paragraphs (1), (2), and

     (3) of subsection (a), any person may file with the Commission an application for an order exempting a proposed transaction of the applicant from one or more provisions of such paragraphs. The Commission shall grant such application and issue such order of exemption if evidence establishes that-

     1. the terms of the proposed transaction, including the consideration to be paid or received, are reasonable and fair and do not involve overreaching of the business development company or its shareholders or partners on the part of any person concerned;

     2. the proposed transaction is consistent with the policy of the business development company as recited in the filings made by such company with the Commission under the Securities Act of 1933, its registration statement and reports filed under the Securities Exchange Act of 1934, and its reports to shareholders or partners; and

     3. the proposed transaction is consistent with the general purposes of this title.

     d. Transactions involving noncontrolling shareholders or affiliated persons. It shall be unlawful for any person who is related to a business development company in the manner described in subsection (e) of this section and who is not subject to the prohibitions of subsection (a) of this section, acting as principal-

     1. knowingly to sell any security or other property to such business development company or to any company controlled by such business development company, unless such sale involves solely (A) securities of which the buyer is the issuer, or (B) securities of which the seller is the issuer and which are part of a general offering to the holders of a class of its securities;

     2. knowingly to purchase from such business development company or from any company controlled by such business development company, any security or other property (except securities of which the seller is the issuer);

     3. knowingly to borrow money or other property from such business development company or from any company controlled by such business development company (unless the borrower is controlled by the lender), except as permitted in section 21(b) [15 USCS 80a-21(b)]; or

     4. knowingly to effect any transaction in which such business development company or a company controlled by such business development company is a joint or a joint and several participant with such affiliated person in contravention of such rules and regulations as the Commission may prescribe for the purpose of limiting or preventing participation by such business development company or controlled company on a basis less advantageous than that of such affiliated person, except that nothing contained in this paragraph shall be deemed to preclude any person from acting as manager of any underwriting syndicate or other group in which such business development company or controlled company is a participant and receiving compensation therefor.

     e.  Noncontrolling shareholders or affiliated persons;
executive officer. The provisions of subsection (d) of this section shall apply to the following persons:

     1.  Any person (A) who is, within the meaning of section
2(a)(3)(A) [15 USCS   80a-2(a)(3)(A)], an affiliated person of a business
development company, (B) who is an executive officer or a director of, or general partner in, any such affiliated person, or (C) who directly or indirectly either controls, is controlled by, or is under common control with, such affiliated person.

     2. Any person who is an affiliated person of a director, officer, employee, investment adviser, member of an advisory board or promoter of, principal underwriter for, general partner in, or an affiliated person of any person directly or indirectly either controlling or under common control with a business development company (except the business development company itself and any person who, if it were not directly or indirectly controlled by the business development company, would not be directly or indirectly under the control of a person who controls the business development company).

     For purposes of this subsection, the term "executive officer" means the president, secretary, treasurer, any vice president in charge of a principal business function, and any other person who performs similar policymaking functions.

     f. Approval of proposed transactions. Notwithstanding subsection (d) of this section, a person described in subsection (e) may engage in a proposed transaction described in subsection (d) if such proposed transaction is approved by the required majority (as defined in subsection (o)) of the directors of or general partners in the business development company on the basis that-

     1. the terms thereof, including the consideration to be paid or received, are reasonable and fair to the shareholders or partners of the business development company and do not involve overreaching of such company or its shareholders or partners on the part of any person concerned;

     2. the proposed transaction is consistent with the interests of the shareholders or partners of the business development company and is consistent with the policy of such company as recited in filings made by such company with the Commission under the Securities Act of 1933, its registration statement and reports filed under the Securities Exchange Act of 1934, and its reports to shareholders or partners; and

     3. the directors or general partners record in their minutes and preserve in their records, for such periods as if such records were required to be maintained pursuant to section 31(a) [15 USCS 80a-30(a)], a description of such transaction, their findings, the information or materials upon which their findings were based, and the basis therefor.

     g.  Transactions in the ordinary course of business.

     Notwithstanding subsection (a) or (d), a person may, in the ordinary course of business, sell to or purchase from any company merchandise or may enter into a lessor-lessee relationship with any person and furnish the services incident thereto.

     h. Inquiry procedures. The directors of or general partners in any business development company shall adopt, and periodically review and update as appropriate, procedures reasonably designed to ensure that reasonable inquiry is made, prior to the consummation of any transaction in which such business development company or a company controlled by such business development company proposes to participate, with respect to the possible involvement in the transaction of persons described in subsections (b) and (e) of this section.

     - The protections set forth in Section 61 of the 1940 Act, which requires the following:

a.  Exceptions for business development company.

     Notwithstanding the exemption set forth in section 6(f)
[15 USCS  80a-6(f)], section 18 [15 USCS   80a-18] shall apply to a business
development company to the same extent as if it were a registered closed-end investment company, except as follows:

     1.  The asset coverage requirements of section 18(a)(1)(A) and (B)
[15 USCS 80a-18(a)(1)(A), (B)] applicable to business development companies shall be 200 per centum.

     2. Notwithstanding section 18(c) [15 USCS 80a-18(c)], a business development company may issue more than one class of senior security representing indebtedness.

     3.  Notwithstanding section 18(d) [15 USCS  80a-18(d)]-

     A. a business development company may issue warrants, options, or rights to subscribe or convert to voting securities of such company, accompanied by securities, if-

     i. such warrants, options, or rights expire by their terms within ten years;

     ii. such warrants, options, or rights are not separately transferable unless no class of such warrants, options, or rights and the securities accompanying them has been publicly distributed;

     iii. the exercise or conversion price is not less than the current market value at the date of issuance, or if no such market value exists, the current net asset value of such voting securities; and

     iv. the proposal to issue such securities is authorized by the shareholders or partners of such business development company, and such issuance is approved by the required majority (as defined in section 57(o) [15 USCS 80a-56(o)]) of the directors of or general partners in such company on the basis that such issuance is in the best interests of such company and its shareholders or partners;

     B. a business development company may issue, to its directors, officers, employees, and general partners, warrants, options, and rights to purchase voting securities of such company pursuant to an executive compensation plan, if-

     i. (I) in the case of warrants, options, or rights issued to any officer or employee of such business development company (including any officer or employee who is also a director of such company), such securities satisfy the conditions in clauses (i), (iii), and (iv) of subparagraph (A); or (II) in the case of warrants, options, or rights issued to any director of such business development company who is not also an officer or employee of such company, or to any general partner in such company, the proposal to issue such securities satisfies the conditions in clauses (i) and (iii) of subparagraph (A), is authorized by the shareholders or partners of such company, and is approved by order of the Commission, upon application, on the basis that the terms of the proposal are fair and reasonable and do not involve overreaching of such company or its shareholders or partners;

     ii. such securities are not transferable except for disposition by gift, will, or intestacy;

     iii.  no investment adviser of such business
development company receives any compensation described in paragraph (1) of section 205 of title II of this Act except to the extent permitted by clause
(A) or (B) of that section; and

     iv. such business development company does not have a profit-sharing plan described in section 57(n) [15 USCS 80a-56(n)]; and

     C. a business development company may issue warrants, options, or rights to subscribe to, convert to, or purchase voting securities not accompanied by securities, if-

     i.  such warrants, options, or rights satisfy the conditions in clauses
(i) and (iii) of subparagraph (A); and

     ii. the proposal to issue such warrants, options, or rights is authorized by the shareholders or partners of such business development company, and such issuance is approved by the required majority (as defined in section 57(o) [15 USCS 80a-56(o)]) of the directors of or general partners in such company on the basis that such issuance is in the best interests of the company and its shareholders or partners.

     Notwithstanding this paragraph, the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance shall not exceed 25 per centum of the outstanding voting securities of the business development company, except that if the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights issued to such company's directors, officers, employees, and general partners pursuant to any executive compensation plan meeting the requirements of subparagraph (B) of this paragraph would exceed 15 per centum of the outstanding voting securities of such company, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance shall not exceed 20 per centum of the outstanding voting securities of such company.

     4. For purposes of measuring the asset coverage requirements of section 18(a) [15 USCS 80a-18(a)], a senior security created by the guarantee by a business development company of indebtedness issued by another company shall be the amount of the maximum potential liability less the fair market value of the net unencumbered assets (plus the indebtedness which has been guaranteed) available in the borrowing company whose debts have been guaranteed, except that a guarantee issued by a business development company of indebtedness issued by a company which is a wholly-owned subsidiary of the business development company and is licensed as a small business investment company under the Small Business Investment Act of 1958 shall not be deemed to be a senior security of such business development company for purposes of section 18(a) [15 USCS 80a-18(a)] if the amount of the indebtedness at the time of its issuance by the borrowing company is itself taken fully into account as a liability by such business development company, as if it were issued by such business development company, in determining whether such business development company, at that time, satisfies the asset coverage requirements of section 18(a) [15 USCS 80a-18(a)].

     b. Compliance. A business development company shall comply with the provisions of this section at the time it becomes subject to sections 55 through 65 [15 USCS 80a-54-80a-64], as if it were issuing a security of each class which it has outstanding at such time.

     - The protections set forth in Section 63 of the 1940 Act, which requires the following:

     Notwithstanding the exemption set forth in section 6(f) [15 USCS 80a-6(f)], section 23 [15 USCS 80a-23] shall apply to a business development company to the same extent as if it were a registered closed-end investment company, except as follows:

     1.  The prohibitions of section 23(a)(2) [15 USCS  80a-
23(a)(2)] shall not apply to any company which (A) is a wholly-owned subsidiary of, or directly or indirectly controlled by, a business development company, and (B) immediately after the issuance of any of its securities for property other than cash or securities, will not be an investment company within the meaning of section 3(a) [15 USCS 80a-3(a)].

     2.  Notwithstanding the provisions of section 23(b) [15 USCS
80a-23(b)], a business development company may sell any common stock of which it is the issuer at a price below the current net asset value of such stock, and may sell warrants, options, or rights to acquire any such common stock at a price below the current net asset value of such stock, if-

     A. the holders of a majority of such business development company's outstanding voting securities, and the holders of a majority of such company's outstanding voting securities that are not affiliated persons of such company, approved such company's policy and practice of making such sales of securities at the last annual meeting of shareholders or partners within one year immediately prior to any such sale, except that the shareholder approval requirements of this subparagraph shall not apply to the initial public offering by a business development company of its securities;

     B.  a required majority (as defined in section 57(o) [15
USCS 80a-56(o)]) of the directors of or general partners in such business development company have determined that any such sale would be in the best interests of such company and its shareholders or partners; and

     C.  a required majority (as defined in section 57(o) [15
USCS 80a-56(o)]) of the directors of or general partners in such business development company, in consultation with the underwriter or underwriters of the offering if it is to be underwritten, have determined in good faith, and as of a time immediately prior to the first solicitation by or on behalf of such company of firm commitments to purchase such securities or immediately prior to the issuance of such securities, that the price at which such securities are to be sold is not less than a price which closely approximates the market value of those securities, less any distributing commission or discount.

     3. A business development company may sell any common stock of which it is the issuer at a price below the current net asset value of such stock upon the exercise of any warrant, option, or right issued in accordance with section 61(a)(3) [15 USCS 80a-60(a)(3)].

     By approving the withdrawal, the Company would be able to return to a standard operating company with a wholly owned subsidiary, 5G Wireless Solutions, Inc. The Company would continue as a reporting public company; however, it would still be subject to the Securities Exchange Act of 1934 but not subject to the 1940 Act. In addition, all corporate governance items adopted by the Company in compliance with its status as a BDC would be permanently retained, including its current majority of independent directors and all the committees established to date. The Company would also maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. However, the Company would not follow the rules set forth in Sections 61 and Section 63 of the 1940 Act, as discussed above, since the board of directors believe that this would hinder its operations.

(2)  approval to file a Form N-54C with the SEC:

     If stockholders approve the de-election as a BDC, then a Form N54-C is required to be filed with the SEC to make this de-election effective.

(3) approval of a filing for a new registration statement on Form S-1:

     In order to comply with the provisions of the subscription agreements in connection with the Longview financings, the Company must maintain a current registration statement for the purpose of registering the shares issued in connection with the notes; otherwise, the Company will be in default under these notes. The Company proposes to file with the SEC and make effective a Form S-1, which will replace the Form 1-E, which will no longer be effective once the Company files a Form N54-C (if this is approved by stockholders).

     Since the fair value of 5G Wireless Solutions, Inc. substantially equals the cost basis, the result of such approvals would not change the net asset value of the Company. The assets and liabilities of 5G Wireless Solutions, Inc. would be reflected in the Company's consolidated financial statements, rather than the current presentation where the total value of 5G Wireless Solutions, Inc. is presented as a single line item in the Company's balance sheet. Additionally, the results of operations of 5G Wireless Solutions, Inc. would be reflected in the Company's consolidated statement of operations, rather than the change in fair value of that entity being presented as net appreciation or depreciation in the fair value of that entity in the Company's statement of operations. To date, the Company has not recorded any appreciation or depreciation in the fair value of such investment.

(b)  Current Operation as a BDC.

     A BDC is defined and regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending primarily to private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

     As a BDC, the Company may not acquire any asset other than "qualifying assets", unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

     An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a BDC); and

     - Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

     - Is actively controlled by the BDC and has an affiliate of a BDC on its board of directors.

     To include certain securities described above as qualifying assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

     As a BDC, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. The Company currently doesn't maintain the proper ratio of assets to "senior securities" but the Company is trying to correct this by reducing the senior securities. See "Risk Factors."

     The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

     As a BDC, our primary goal is to increase our net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations.

     The Company will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the Company or our stockholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

     The Company must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. As a BDC under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

     We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our BDC election, we have not made any substantial change in the nature of our business.

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

(a)  Valuation Methodology.

     We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At June 30, 2005, approximately 93% of our total assets represented the investment in the Portfolio Company. Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors.

(b)  Description of Methodology.

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

     As a BDC, we invest in liquid and illiquid securities, including debt and equity securities primarily of private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

(c)  Investment in Portfolio Company

     On December 31, 2004, the Company transferred certain assets and certain liabilities into the Portfolio Company, which designs, builds, markets and services innovative Wi-Fi compatible wireless broadband systems. We believe the integrated hardware and software solutions offer significant improvements in distance, performance, throughputs and security while servicing both line of sight and non-line of sight applications. The Portfolio Company is focused on manufacturing products and developing solutions to create large and efficient wireless LAN and WAN with far less equipment and expense than its competitors. The Portfolio Company's customers include universities, businesses, governments, municipalities and wireless Internet service providers.

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

     During the quarter ended June 30, 2005 the Company invested an
additional $436,309 in the Portfolio Company.   This brings the total
investment in the Portfolio Company to $1,116,980 as of June 30, 2005.

Results of Operations.

     The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(a)  Revenues.

     As a BDC (since October 19, 2004), the Company records revenue from its appreciation and dividends in its portfolio company. There has been no such revenue in 2005.

(b)  Operating Expenses.

     The Company reported a decrease in operating expenses of $918,016, or approximately 47%, from $1,933,732 for the six months ended June 30, 2004 to $1,015,716 for the six months ended June 30, 2005. Total operating expenses decreased by $60,925, or approximately 12%, from $525,288 for the three months ended June 30, 2004 to $464,363 for the three months ended June 30, 2005.

     The decreases for the three and six months ended June 30 were primarily attributable to decreases in general and administrative expenses, as well as salaries and related expenses. These decreases were partially offset by increases in professional fees resulting from legal services related to the BDC. Going forward, these expenses are expected to remain relatively stable for the remainder of the year.

(c)  Other Expenses.

     Interest expense resulted in an increase of $815,673, or approximately 1077%, from $75,713 for the six months ended June 30, 2004 to $891,386 for the six months ended June 30, 2005. Interest expenses increased by $390,936, or approximately 651%, from $60,095 for the three months ended June 30, 2004 to $451,031 for the three months ended June 30, 2005.

     These increases were primarily due to the beneficial conversion feature ("BCF") associated with our convertible debentures. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF for each debt instrument and recorded such amount as a debt discount.
Such discount is being amortized to interest expense over the term of the notes and such amortization has resulted in higher than expected interest expense.

(d)  Net loss

     Net loss increased by $421,968, or approximately 86%, from a net loss of $493,426 for the three months ended June 30, 2004 to a net loss of $915,394 for the three months ended June 30, 2005. Net loss increased by $26,723, or approximately 1%, from a net loss of $1,880,379 for the six months ended June 30, 2004 to a net loss of $1,907,102 for the six months ended June 30, 2005. These increases can be attributed to the factors described above.

Operating Activities.

     The net cash used in operating activities was $707,105 for the six months ended June 30, 2005 compared to $972,278 for the six months ended June 30, 2004, a decrease of $265,173 or approximately 27%.
This decrease is attributed primarily to a reduction in operating expenses in the current year.

Investing Activities.

     Net cash used in investing activities increased to $814,750 during the six months ended June 30, 2005 as compared to $32,356 during the six months ended June 30, 2004 as a result of the investments made in the Portfolio Company in 2005.

     The Company may wish to pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden the Company's product offerings and achieve operating efficiencies.

Liquidity and Capital Resources.

     As of June 30, 2005, the Company had cash of $85,352. In addition to the net loss of $915,394 for the three months ended June 30, 2005 and net loss of $1,907,102 for the six months ended June 30, 2005, the Company incurred losses of $4,989,200 for the year ended December 31, 2004. As of June 30, 2005, the Company had an accumulated deficit of $20,666,757. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

     The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to service the Company's operations to date, however, the company will need to seek additional funding for operations for the remainder of 2005.

Risk Factors.

     Investing in the Company involves a number of significant risks relating to our current business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

     - The ongoing global economic uncertainty, coupled with war or the threat of war;

     - Risks associated with possible disruption in our operations due to terrorism;

     - Future regulatory actions and conditions in our operating areas;
       and

     - Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

(a)  General Risk of Operation as a BDC.

     The Company has elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on our operations or us. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

     Although the Company is limited by the 1940 Act with respect to the percentage of its assets that must be invested in qualified investment companies, the Company is not limited with respect to the minimum standard that any investment Company must meet, or the industries in which those investment companies must operate. The Company may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our stockholders to sell their stock.

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

(b)  De-Election as a BDC Will Affect Certain Rights of Shareholders.

     As previously discussed, the Company intends to seek approval of the Company's common stockholders at the upcoming annual meeting of Company stockholders for the Company to terminate its status as a BDC. Should stockholders approved the de-election as a BDC, they would be giving up certain rights, as also previously discussed.

(c)  Investing in Private Companies Involves a High Degree of Risk.

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

(d)  Our Portfolio of Investments Will Be Illiquid.

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

(e)  Our Investment Model is Highly Speculative in Nature and Our
History of Using the Model is Limited.

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

     Our financial results are largely dependent upon the performance of the Portfolio Company, which represents approximately 93% of all the assets of the Company at June 30, 2005.

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

(f)  We May Need to Make Additional Cash Investments in our Portfolio
Companies.

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

(g) We have a Limited Amount of Funds Available for Investment in Potential Portfolio Companies.

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

(h) We May Borrow Money Which Magnifies the Potential For Gain or Loss on Amounts Invested.

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

(i)  Changes in Interest Rates May Affect the Cost of Capital and
Net Investment Income.

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

(j)  We Operate in a Competitive Market for Investment
Opportunities.

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

(k) The Securities We Hold in Our Portfolio Companies are Subject to Restriction on Resale.

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

(l) We Are Dependent Upon the Efforts of Our Portfolio Companies to Successfully Commercialize Their Products and Services.

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

     They may lose the rights granted to them for a technology or a licensing agreement. We cannot assure you that our portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in our portfolio companies or that our portfolio companies will not take actions that could be detrimental to us.

(m) Investments in Our Portfolio Companies Will be Concentrated in the Information and Communications Technologies and Applications
Industry.

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

(n)  Economic Recessions or Downturns Could Impair the Portfolio
Companies and Harm Operating Results.

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

(o) Two of Our Current Stockholders Have Significant Influence Over Our Management and Affairs.

     Mr. Dix and Mr. Boudewyn beneficially own approximately 8.92% of our common stock and all the restricted 3,000,000 convertible Series A preferred shares that translates to 75.8% of the common shares, on a fully diluted basis, for the purpose of voting rights as of December 31, 2004. Therefore, they may be able to exert influence over our management and policies and may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

(p)  The Company is Dependent on Its Key Personnel.

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

(q)  Limitations on Liability and Indemnification May Result in
Payments by the Company.

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

(r)  Our Quarterly and Annual Operating Results Fluctuate
Significantly.

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

(s)  Our Common Stock Price May Be Volatile.

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

(t)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Our Stock.

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

     The Company leases its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California, under a five-year term operating lease agreement expiring in 2008. Rent expense approximated $35,000 and $37,000 for the three months ended June 30, 2005 and 2004, respectively.

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

(d)  Concentrations of Credit Risk.

     Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank certificates of Deposit or as bank deposits in highly rated credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At June 30, 2005, there are no funds that are uninsured.

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

     As a BDC, we invest in illiquid securities including equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest.
Our valuation policy is intended to provide a consistent basis for determining the fair value of the Company's portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the Company's portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

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

Changes in Controls and Procedures.

     During the quarter ended June 30, 2005, there was no change in our disclosure controls and procedures, or our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls. In March 2005, the Company hired a full time controller.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened, except the following:

     On June 15, 2005, the Company received a summons from third parties seeking damages against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company filed in New York Supreme Court (Chenango County) alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of 5G Wireless Communications, Inc.) and conducted business from such residence.

     Management believes the Company has meritorious claims and defenses to the plaintiffs' claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended on June 30, 2005, all sales of unregistered (restricted) securities have previously been reported in a Form 8-K. There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 14, 2005, the Registrant filed a preliminary Schedule 14A proxy statement in connection with the upcoming annual meeting of shareholders of the Company. In such document, the meeting date of July 21, 2005 was stated. However, as a result of responding to certain comments from the SEC in connection with this document, the meeting date will be changed. As soon as the definitive proxy statement is filed with the SEC and mailed out to shareholders (which will result in the solicitation of proxies for this meeting), the final meeting date will be disclosed.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On July 19, 2005, the Company made an additional follow on investment in the Portfolio Company in the amount of $191,000 since
June 30, 2005.   The purpose of the investment was to support the
ongoing working capital and general and administrative expense needs of the Portfolio Company.

     (b) On July 20, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are purchasing up to $300,000 in convertible notes, with Class A Warrants to purchase one additional share of common stock for each one share issued on the Closing Date (as defined in the subscription agreement) assuming the complete conversion of the notes issued on the Closing
Date.  The exercise price of the warrant is $0.01 per share.   The
Class A Warrants are exercisable until five years after the Closing Date. The $300,000 investment has been received by the Company on July 20, 2005. See Exhibit 4.20.

     Under the convertible note, they are convertible into shares of common stock of the Company at a price per share equal to the lower of
(i) $0.01, or (ii) 75% of the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the ninety trading days preceding a conversion date. The maximum conversion price is $0.01 per share. See Exhibit A1 to Exhibit 4.20.

     As part of this funding arrangement, Mr. Dix and Mr. Boudewyn have agreed that from the Closing Date until one year after the Actual Effective Date (as defined in the subscription agreement) they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than in connection with an offer made to all shareholders of the Company or any merger, consolidation or similar transaction involving the Company. See Exhibit F to Exhibit 4.1.
On July 26, 2005, the Company entered into a Modification and
Amendment Agreement for the purpose of accelerating the funding of an aggregate of $100,000 of the Second Closing, as defined in the Subscription Agreement. See Exhibit F to Exhibit 4.20.

     On July 26, 2005, the Company entered into a Modification and Amendment Agreement for the purpose of accelerating the funding of an aggregate of $100,000 of the Second Closing, as defined in the
Subscription Agreement.   See Exhibit 4.21.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 12, 2005                 /s/ Jerry Dix
                                       Jerry Dix
                                       Chief Executive Officer



Dated: August 12, 2005                 /s/  Don Boudewyn
                                       Don Boudewyn
                                       Executive Vice
                                       President/Secretary/Treasurer
                                       (principal financial officer)


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

4.15 Subscription Agreement between the Company, on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated September 22, 2004, and Form of Convertible Note (including the following items: Exhibit A1: Form of Class A Warrant; Exhibit A2: Form of Class B Warrant; Exhibit B:
        Funds Escrow Agreement; Exhibit E: Shares Escrow Agreement; Exhibit F: Form of Limited Standstill Agreement; Exhibit G:
        Security Agreement; and Exhibit H: Collateral Agent Agreement) (not including the following items: Attachment 1:
        Disclosure Schedule; Exhibit C: Form of Legal Opinion; Exhibit D: Form of Public Announcement on Form 8-K; Schedule 5(d): Additional Issuances; Schedule 5(q): Undisclosed Liabilities; Schedule 5(s): Capitalization; Schedule 9(e) Use of Proceeds; Schedule 9(q): Limited Standstill Providers; and Schedule 11.1: Other Securities to be Registered) (incorporated by reference to Exhibit 4 of the Form 8-K filed on September 30, 2004).

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

4.20 Subscription Agreement between 5G Wireless Communications, Inc., on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated July 20, 2005 (including the following items: Exhibit A1: Form of Note; Exhibit A2: Form of Class A Warrant; Exhibit B: Funds Escrow Agreement; Exhibit D: Transfer Agent Instructions; Exhibit F: Form of Limited Standstill Agreement) (not including the following items: Exhibit C: Form of Legal Opinion; Exhibit E Form of Public Announcement; Schedule 4(a): Subsidiaries; Schedule 4(d): Additional Issuances/Capitalization; Schedule 4(q):
        Undisclosed Liabilities; Schedule 4(u): Disagreements of Accountants and Lawyers; Schedule 8(e) Use of Proceeds; and
        Schedule 8(q): Providers of Limited Standstill Agreements) (incorporated by reference to Exhibit 4 of the Form 8-K filed on July 25, 2005).

4.21    Modification and Amendment Agreement, dated July 26, 2005
        (incorporated by reference to Exhibit 4.2 of the Form 8-K/A filed on August 3, 2005).

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