Form 10-Q
period 2005-09-30
5 G WIRELESS COMMUNICATIONS INC
filed 2005-11-14
CIK 1100748

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-30448

                        5G WIRELESS COMMUNICATIONS, INC.
                        --------------------------------
               (Exact Name of Company as Specified in Its Charter)

            Nevada                                              20-0420885
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


              4136 Del Rey Avenue, Marina del Rey, California 90292
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 448-8022
                          ----------------------------
                          (Company's Telephone Number)

         ______________________________________________________________
     (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

         Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X].

         Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X].

         As of November 11, 2005, the Company had 1,168,583,966 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                             PAGE
            ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED BALANCE SHEETS AS OF
                     SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004....................3

                     SCHEDULE OF INVESTMENTS (UNAUDITED).....................................4

                     CONDENSED STATEMENTS OF OPERATIONS FOR
                     THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                     AND SEPTEMBER 30, 2004 (UNAUDITED)......................................5

                     CONDENSED STATEMENTS OF OPERATIONS FOR
                     THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                     AND SEPTEMBER 30, 2004 (UNAUDITED)......................................6

                     CONDENSED STATEMENTS OF CASH FLOWS FOR
                     THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                     AND SEPTEMBER 30, 2004 (UNAUDITED)......................................7

                     NOTES TO CONDENSED FINANCIAL STATEMENTS.................................9

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................21

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................33

            ITEM 4.  CONTROLS AND PROCEDURES................................................33

PART II - OTHER INFORMATION
            ITEM 1.  LEGAL PROCEEDINGS......................................................34

            ITEM 2.  UNREGISTERED SALES OF EQUITY
                     SECURITIES AND USE OF PROCEEDS.........................................34

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................35

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS....................................................35

            ITEM 5.  OTHER INFORMATION......................................................36

            ITEM 6.  EXHIBITS...............................................................36

SIGNATURES..................................................................................36






PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             5G WIRELESS COMMUNICATIONS, INC.
                                 CONDENSED BALANCE SHEETS


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2005            2004
                                                             (UNAUDITED)
                                                             ------------    ------------
ASSETS

Investment in portfolio company, at fair value               $  1,303,574    $    302,230
Cash                                                                  384         636,904
Prepaid expenses                                                       --           2,520
                                                             ------------    ------------
     Total assets                                            $  1,303,958    $    941,654
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
 Accounts payable and accrued liabilities                    $    517,383    $    325,716
 Notes payable                                                     17,500          57,648
 Accrued interest on convertible notes and notes payable          140,505              --
 Convertible notes, net of discount                             1,505,858       1,191,916
                                                             ------------    ------------
     Total liabilities                                          2,181,246       1,575,280
                                                             ------------    ------------

Stockholders' deficit:
 Preferred Series A convertible stock, $0.001 par value;
 10,000,000 shares authorized; 3,000,000 shares issued
 and outstanding                                                    3,000           3,000
 Common stock, $0.001 par value; 5,000,000,000 shares
 authorized; 1,084,067,932 and 871,037,368 shares
 issued and outstanding at September 30, 2005 and
 December 31, 2004, respectively                                1,084,068         871,037
 Additional paid-in capital                                    19,544,494      17,757,548
 Common stock held in escrow                                     (355,556)       (355,556)
 Restricted preferred stock                                      (133,333)       (150,000)
 Accumulated deficit                                          (21,019,961)    (18,759,655)
                                                             ------------    ------------
     Total stockholders' deficit                                 (877,288)       (633,626)
                                                             ------------    ------------
        Total liabilities and stockholders' deficit          $  1,303,958    $    941,654
                                                             ============    ============


   The accompanying notes are an integral part of these condensed financial statements





                                               5G WIRELESS COMMUNICATIONS, INC.
                                                    SCHEDULE OF INVESTMENTS
                                                      SEPTEMBER 30, 2005
                                                          (UNAUDITED)


                      Date of              Investment
   Shares           Acquisition               Name                     Industry                  Cost             Fair Value
-------------    -------------------    ------------------     ------------------------    ---------------     ---------------

  302,230        December 31, 2004         5G Wireless           Telecommunications          $1,303,574         $1,303,574(1)
                                         Solutions, Inc.


          (1) Fair value was determined by the Company's board of directors - refer to Note 2 for further explanation of the Company's methods of determining fair values.



                      The accompanying notes are an integral part of these condensed financial statements





                               5G WIRELESS COMMUNICATIONS, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                         (UNAUDITED)


                                                                   2005              2004
                                                               -------------    -------------

Revenues                                                       $          --    $     213,444

Cost of revenues                                                          --           45,820
                                                               -------------    -------------

Gross profit                                                              --          167,624
                                                               -------------    -------------

Operating expenses:

   General and administrative                                         34,320          176,543

   Salaries and related                                               34,064        1,214,806

   Professional/consulting services                                   22,811          285,664

   Depreciation                                                           --           22,530
                                                               -------------    -------------

   Total operating expenses                                           91,195        1,699,543
                                                               -------------    -------------

Operating loss                                                       (91,195)      (1,531,919)
                                                               -------------    -------------
Interest expense (including amortization of
   financing costs and debt discount)                               (245,343)         (84,324)

Preferred stock compensation amortization                            (16,670)              --
                                                               -------------    -------------
Net loss                                                       $    (353,208)   $  (1,616,243)
                                                               =============    =============

Loss per common share:

    Basic and diluted                                          $      (0.000)   $      (0.003)
                                                               =============    =============

Basic and diluted weighted average common shares outstanding     992,654,258      534,596,339
                                                               =============    =============


     The accompanying notes are an integral part of these condensed financial statements






                               5G WIRELESS COMMUNICATIONS, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                         (UNAUDITED)


                                                                    2005             2004
                                                               -------------    -------------

Revenues                                                       $          --    $     397,239

Cost of revenues                                                          --          100,549
                                                               -------------    -------------

Gross profit                                                              --          296,690
                                                               -------------    -------------


Operating expenses:

   General and administrative                                        165,775          437,870

   Salaries and related                                              354,447        2,080,613

   Professional/consulting services                                  586,685        1,051,454

   Depreciation                                                           --           64,720
                                                               -------------    -------------

   Total operating expenses                                        1,106,907        3,634,657
                                                               -------------    -------------

Operating Loss                                                    (1,106,907)      (3,337,967)
                                                               -------------    -------------
Interest expense (including amortization of
   financing costs and debt discount)                             (1,136,729)        (162,634)

Preferred stock compensation amortization                            (16,670)              --
                                                               -------------    -------------
Net loss                                                       $  (2,260,306)   $  (3,500,601)
                                                               =============    =============

Loss per common share:

    Basic and diluted                                          $      (0.002)   $      (0.009)
                                                               =============    =============

Basic and diluted weighted average common shares outstanding     940,379,054      384,624,567
                                                               =============    =============


     The accompanying notes are an integral part of these condensed financial statements






                              5G WIRELESS COMMUNICATIONS, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                        (UNAUDITED)


                                                                   2005           2004
                                                               -----------    -----------

Cash flows from operating activities:

  Net loss                                                     $(2,260,306)   $(3,500,601)

Adjustments to reconcile net loss to net cash used in operating activities:

     Amortization of discount on convertible notes                 948,433         77,600

     Amortization of preferred share compensation                   16,667             --

     Depreciation                                                       --         64,720

     Issuance of common stock for services                              --      2,324,002

     Changes in operating assets and liabilities:

          Accounts receivable                                           --        (12,887)

          Inventory                                                     --        (36,030)

          Other assets                                               2,520         19,656

          Accounts payable and accrued liabilities                 397,658       (583,112)
                                                               -----------    -----------

   Net cash flows used in operating activities                    (895,028)    (1,646,652)
                                                               -----------    -----------


Cash flows from investing activities:

     Transfer of cash to portfolio company                      (1,001,344)            --

     Purchases of property and equipment                                --        (32,356)
                                                               -----------    -----------

    Net cash flows used in investing activities                 (1,001,344)       (32,356)
                                                               -----------    -----------


Net cash flows from financing activities:

     Principal repayments on notes payables                        (40,148)        (9,779)

     Net proceeds from issuance of convertible notes payable     1,300,000      2,192,716
                                                               -----------    -----------

   Net cash flows provided by financing activities               1,259,852      2,182,937
                                                               -----------    -----------


Net decrease in cash                                              (636,520)       503,929


Cash, beginning of period                                          636,904        211,670
                                                               -----------    -----------


Cash, end of period                                            $       384    $   715,599
                                                               ===========    ===========






                                5G WIRELESS COMMUNICATIONS, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                          (UNAUDITED)
                                          (CONTINUED)


Supplemental cash flow information:

Cash Paid For:

     Interest                                                        $       800   $         -
                                                                     ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:

   Conversion of convertible notes and interest into common stock    $   777,977   $   213,000
                                                                     ===========   ===========

   Conversion of accounts payable to common stock                    $         -   $    40,194
                                                                     ===========   ===========

   Beneficial conversion feature on convertible notes                $ 1,300,000   $ 1,176,000
                                                                     ===========   ===========


      The accompanying notes are an integral part of these condensed financial statements


                                               8

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

On December 31, 2004, the Company transferred certain of its OEM assets and liabilities into 5G Wireless Solutions, Inc., a portfolio company ("Portfolio Company"), in exchange for 302,230 shares of the Portfolio Company's common stock. Consequently, the Company's statements of operations for 2004 reflect the revenues and expenses of its OEM business prior to the transfer. The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts, which management and the board of directors also believe approximated fair value at December 31, 2004. Additional cash investments in the Portfolio Company were made in the first nine months of 2005 that are carried at the investment value.

On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its shareholders to seek shareholder approval, at the annual meeting of shareholders, for the Company to de-elect as a BDC and to file a Form N-54C (Notification of Withdrawal of Election to be Subject to Sections 55-65 of the 1940 Act) with the Securities Exchange Commission ("SEC") (See Note 5). On October 20, 2005, the shareholders of the Company approved the de-election as a BDC (See Note 7).

BASIS OF PRESENTATION.

In accordance with SEC rules and regulations for BDC's, the Company does not consolidate or use the equity method to account for its controlling investment in the Portfolio Company. Rather, the Company's investment in such entity is reported at fair value. Fluctuations in such fair value are to be reflected as an unrealized gain or loss on investment in the statements of operations. The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information of registered investment companies and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by GAAP. In management's opinion, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Pursuant to the de-election as a BDC, the Company's future financial statements for periods subsequent to September 30, 2005 will consolidate the assets and liabilities of the Portfolio Company together with its results of operations in accordance with GAAP.

GOING CONCERN BASIS.

For the nine months ended September 30, 2005, the Company incurred net losses totaling $2,260,306 and had net cash used in operating activities totaling $895,028; it had an accumulated deficit of $21,019,961 as of September 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately, attain profitability.

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

USE OF ESTIMATES.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of the Portfolio Company investment. Actual results could differ from those estimates.

INVESTMENTS IN PORTFOLIO COMPANIES.

At September 30, 2005, the Company's investment in portfolio companies consists solely of the Portfolio Company.

Pursuant to the requirements of the 1940 Act, the Company's board of directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. Fair value is determined pursuant to a valuation methodology adopted by the board of directors (See Note 2).

REVENUE RECOGNITION.

During 2005, as a BDC, the Company recognizes revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies. The Company has not recorded any such gain or loss through September 30, 2005.

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

Therefore, the calculated diluted loss per share does not take into account the effect of 2,400,000,000 potential common shares associated with the potential conversion of preferred shares, and other convertible securities and warrants totaling an additional 412,083,333, all of which are considered anti-dilutive.

2.  INVESTMENT IN PORTFOLIO COMPANY

On December 31, 2004, the Company transferred certain of its OEM assets and liabilities into the Portfolio Company in exchange for 302,230 shares of the Portfolio Company's common stock.

The transfer of the OEM assets and liabilities to the Portfolio Company was recorded based on the Company's historical carrying amounts. During the nine months ended September 30, 2005, the Company invested an additional $1,001,344 in the Portfolio Company. During the three months ended September 30, 2005, the Company invested an additional $186,594 in cash in the Portfolio Company in order to support the ongoing working capital and general and administrative needs of the Portfolio Company. The total investment in the Portfolio Company at September 30, 2005 was $1,303,574. The Company's board of directors determined that the fair value of such investment approximates its cost at September 30, 2005.

The Company's board of directors determines the value of each investment in its portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At September 30, 2005, approximately 100% of the Company's net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. The Company's board of directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is no readily available market value for the investments in the Company's portfolio, the Company values all of its investments at fair value as determined in good faith by the board of directors. In making its determination, the Company's board of directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

3.   NOTES PAYABLE AND CONVERTIBLE NOTES

Notes payable consist of the following at September 30, 2005:

         Note payable, interest bearing at 10% per annum with principal and interest payment of $2,500 monthly,
            maturing in July 2006.                                              $    17,500
                                                                                -----------

         Total notes payable                                                         17,500
                                                                                -----------





         $135,000 convertible notes, bearing interest at 8%
            per annum, due through July 2005                                         50,000

         $250,000 convertible notes, bearing interest at 9%
            per annum, net of discount of $13,472 and $150,000 of
            principal converted, maturing in March 2006                              86,528

         $805,000 convertible notes, bearing interest at 9%
            per annum, net of discount of $18,623 and $254,400
            of principal converted, due through April 2006                          531,977

         $2,000,000 convertible notes, bearing interest at 5%,
            net of discount of $1,065,061 and $384,460 of
            principal converted, maturing in September 2007                         550,479

         $1,000,000 convertible notes, bearing interest at 5%,
            net of discount of $729,253 and $13,040 of
            principal converted maturing in March 2008                              257,707

         $300,000 convertible notes, bearing interest at Prime Rate plus 4%, net of discount of $270,833 maturing
            in March 2007                                                            29,167
                                                                                -----------

         Total convertible notes payable                                          1,505,858
                                                                                -----------

         Total                                                                  $ 1,523,358
                                                                                ===========

4.  STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK.

The Company has 10,000,000 authorized preferred shares. On October 6, 2004, the Company's Compensation Committee granted, and the Company issued, Series A convertible preferred stock ("Convertible Preferred Stock") to Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president/secretary/treasurer, respectively, totaling 3,000,000 shares. Each share of Convertible Preferred Stock is convertible at the rate of 800 shares of common stock for each full share of Convertible Preferred Stock. Each share of outstanding Convertible Preferred Stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Convertible Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares, which are restricted, are convertible after three years from issuance.

A third party conducted an evaluation prior to the issuance and concluded that the value of the preferred shares was $200,000. For accounting purposes, the value of the preferred shares is deferred compensation and is being amortized over three years. Through September 30, 2005, $66,667 has been expensed and the balance of $133,333 is carried as restricted preferred stock as part of the stockholders' deficit.

COMMON STOCK

The Company has authorized 5,000,000,000 shares of common stock. Of these, 1,084,067,932 have been issued and are outstanding as of September 30, 2005.

During the three months ended September 30, 2005, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued 129,128,516 shares of common stock in connection with the conversion of convertible notes payable totaling approximately $336,000 of principal and interest.

During the nine months ended September 30, 2005, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued 220,115,818 shares of common stock in connection with the conversion of notes payable and accrued interest totaling approximately $778,000.

5.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS.

The Company leases its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California, under a five-year term operating lease agreement expiring in 2008.

Rent expense approximated $7,600 and $37,000 for the three months ended September 30, 2005 and 2004, respectively, and $13,780 and $74,000 for the nine months then ended, respectively.

LITIGATION.

The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

On June 15, 2005, the Company received a summons from third parties seeking damages against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company filed in New York Supreme Court (Chenango County) alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of 5G Wireless Communications, Inc.) and conducted business from such residence. The Company has made a full and final settlement offer in the amount of $2,500 which has been provisionally accepted by the plaintiff.

DE-ELECTION AS BDC AND RELATED MATTERS.

On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company will be seeking approval from the stockholders, at the annual shareholder's meeting scheduled for October 20, 2005, for the following (among other things): (a) to terminate the Company's status as a business development company under the 1940 Act and the file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

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

The Company has operated as a BDC since the BDC Election Date. The Company has recently conducted a review of its compliance with the 1940 Act and the following are areas that the Company believes it may not be in compliance with the 1940 Act at this time or recently:


         o The Company currently does not maintain the proper ratio of assets to "senior securities"; Section 61 of the 1940 Act requires that a BDC maintain a ratio of assets to senior securities of at least 200%. The company is trying to correct this by reducing the senior securities.

         o Prior to the election to become a BDC, the Company entered certain convertible notes and warrants agreements, dated September 22, 2004. These agreements and those signed on March 22, 2005 which increased the convertible note by $1,000,000 and on July 19, 2005 by an additional $300,000 contained provisions for conversion into common stock of the Company based on the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the 90 trading days preceding a conversion date. The Company believes that the existence of the convertible notes on the BDC Election Date is not in compliance with the capital structure rules set forth in
              Section 61(a) of the 1940 Act since the shares were sold at below market prices. The Company also believes that the convertible notes entered into after the BDC Election Date are not in compliance with Section 61(a) for the same reason.

              The Company has filed a Form 1-E with the SEC for the shares issuable to the Longview funds pursuant to the conversion rights under debt agreements. In this Form 1-E, it is estimated that legal costs in connection with the offering will be $30,000. As disclosed in a Form 2-E filed with the SEC, the Company has incurred legal and other expenses of approximately $625,000 in cash in connection with this offering, of which a total of

              $145,000 was direct legal cost associated with the offering and approximately $480,000 in associated legal cost relating to the organizational costs associated with becoming a BDC. Since the Company may not have been in compliance with certain provisions of the 1940 Act from the BDC Election Date to the present, then the shares issued to the Longview funds under the Form 1-E may not have been issued pursuant to a valid exemption from the registration requirements of Section 5 of the Securities Act of 1933.

         o It is a requirement of Section 56 of the 1940 Act to have a majority of board members be non-interested persons. From the BDC Election Date until June 27, 2005 (when two of the Company's directors relinquished their interest in Redwood Grove Management (the management company for the Longview funds)), the Company may not have had the requisite majority of non-interested persons as directors and therefore the Company may not have complied with this section. Therefore, the actions taken by the board of directors for such period may not be valid under the 1940 Act.

         o The Company believes that as of the BDC Election Date, the Series A preferred stock issued on October 6, 2004 may not have been in compliance with Section 61(a) of the 1940 Act. In addition, the Company believes that it may not be in compliance with Section 63 of the 1940 Act since it was issued for services.

         o On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to 5G Wireless Solutions, Inc., the Portfolio Company. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal 2004. The Company has since requested the return of the shares issued so as to comply with the requirements of Section 63 of the 1940 Act. The Company has since received the shares, totaling 7,085,254, issued to Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president/secretary/treasurer, respectively, which have been cancelled (the value of the shares has been reflected as a liability so as to comply with the 1940 Act).

There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been in compliance with the 1940 Act.

On October 20, 2005 the Company's shareholders approved the de-election as a BDC (See Note 7).

6.       RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows." Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Public companies may adopt SFAS No. 123(R) requirements using one of two methods:

         (a) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

         (b) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not issued share-based payments to employees, nor grants of employee stock options. There is no potential impact to the Company at this time.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in the MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R). The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a final rule amending compliance dates for SFAS No. 123(R). Under the SEC's new rule, SFAS No. 123(R) will become effective for the Company beginning in fiscal year 2007.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS No. 153 will not have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS No. 154 will not have a material impact on the Company's results of operations or financial condition.

7.       SUBSEQUENT EVENTS

On various dates subsequent to the nine months ended September 30, 2005, the Company received conversion notices related to debentures which were outstanding as of that date. Pursuant to these conversions, which totaled approximately $250,000 in principal and interest, the Company issued approximately 84,500,000 additional shares of common stock.

On October 20, 2005, the Company's shareholders approved (a) the termination of the Company's status as a business development company under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC. Pursuant to the terms of the convertible debentures entered into between the Company and Longview Funds, the shares which serve as collateral for the debentures must be registered. The filing of the Form N-54C terminated the 1-E registration statement which covered the shares serving as collateral for the debentures. Pursuant to the terms of the debentures, the Company is in technical default on the debentures. The Company is in active negotiations with Longview Funds and has obtained verbal commitments from the lenders that it will not be declared in default. The Company is liable for liquidated damages of 2% for each thirty days or part thereof of the Purchase Price of the notes remaining unconverted which are subject to such Non-Registration event. As of September 30, 2005, the remaining unconverted debentures aggregated to $2,901,840. It is the Company's intention to file a Form SB-2 registration statement no later than December 15, 2005. This registration statement will provide such coverage for the securities in question. Until such time as the registration statement has been made effective, the Company will incur $58,037 in liquidated damage penalties per month.

In conjunction with the filing of the form N-54C notifying the SEC of the de-election as a BDC, the Company's future financial statement for periods subsequent to September 30, 2005 will consolidate the assets and liabilities of the Portfolio Company (5G Wireless Solutions, Inc.). together with its results of operations in accordance with accounting principles generally accepted in the United States of America for commercial companies. The pro forma condensed consolidated balance sheet presented below reflects the de-election as if it has occurred on September 30, 2005. The pro forma consolidated condensed statement of operations for the nine months ended September 30, 2005 reflects the de-election as if it has occurred at the beginning of the fiscal year.

                        5G WIRELESS COMMUNICATIONS, INC.
                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                                Historical                       Pro Forma
                                               September 30,                    September 30,
                                             2005 (Unaudited)   Adjustment    2005 (Unaudited)
                                               ------------    ------------    ------------
                                                                   (a)
Assets

Cash                                           $        384    $     84,564    $     84,948
Investments in portfolio company, fair value      1,303,574      (1,303,574)             --
Accounts receivable                                      --         983,364         983,364
Inventory                                                --          82,019          82,019
Property and equipment, net                              --         139,410         139,410
Deposits                                                 --           2,000           2,000
Prepaid expenses                                         --              --              --
                                               ------------    ------------    ------------
              Total assets                     $  1,303,958    $    (12,217)   $  1,291,741
                                               ============    ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accounts payable and accrued liabilities       $    517,383    $    144,734    $    662,117
Notes payable                                        17,500              --          17,500
Accrued interest on notes payable                   140,505              --         140,505
Convertible notes, net of discount                1,505,858              --       1,505,858
                                               ------------    ------------    ------------
              Total liabilities                   2,181,246         144,734       2,325,980
                                               ------------    ------------    ------------

Stockholders' deficit:
Preferred Series A convertible stock                  3,000              --           3,000
Common stock                                      1,084,068              --       1,084,068
Additional paid-in capital                       19,544,494              --      19,544,494
Common stock held in escrow                        (355,556)             --        (355,556)
Restricted preferred stock                         (133,333)             --        (133,333)
Accumulated deficit                             (21,019,961)       (156,951)    (21,176,912)
                                               ------------    ------------    ------------
              Total stockholders' deficit          (877,288)       (156,951)     (1,034,239)
                                               ------------    ------------    ------------
Total liabilities and stockholders' deficit    $  1,303,958    $    (12,217)   $  1,291,741
                                               ============    ============    ============





                        5G WIRELESS COMMUNICATIONS, INC.
            PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                             Historical                     Pro Forma
                                            September 30,                 September 30,
                                          2005 (Unaudited)  Adjustment   2005 (Unaudited)
                                            -----------    -----------    -----------
                                                               (b)

Revenues                                    $        --      1,634,094      1,634,094

Cost of revenues                                     --        615,178        615,178
                                            -----------    -----------    -----------
      Gross profit                                   --      1,018,916      1,018,916
                                            -----------    -----------    -----------

Operating expenses:
      General and administrative                165,775        756,939        922,714
      Salaries and related                      354,447         81,799        436,246
      Professional/consulting services          586,685             --        586,685
      Research and development                       --        178,814        178,814
      Other operating expense                        --        110,134        110,134
      Depreciation                                   --         48,181         48,181
                                            -----------    -----------    -----------
           Total operating expenses           1,106,907      1,175,867      2,282,774
                                            -----------    -----------    -----------

Operating Loss                               (1,106,907)      (156,951)    (1,263,858)

Preferred stock compensation amortization       (16,670)            --        (16,670)
Interest expense (including amortization
of financing cost and debt discount)         (1,136,729)            --     (1,136,729)
                                            -----------    -----------    -----------

Net loss                                    $(2,260,306)      (156,951)    (2,417,257)
                                            ===========    ===========    ===========

Pro forma adjustments:

(a) Represent the effect on the Company's historical balance sheet at September 30, 2005 as if the de-election had taken place on that date and consist of the assets and liabilities of 5G Wireless Solutions, Inc. that will be consolidated with the Company as a result of the de-election as a BDC. The additions to the Company's accumulated deficit, on a pro forma basis, result from adopting the consolidation method to report this wholly owned entity and adding its historical losses incurred during the nine months ended September 30, 2005 to those of the Company; and (b) Represent the effect on the Company's historical statement of operations resulting from the de-election as if the event had occurred as of the beginning of 2005 and consist of the actual revenues and expenses of 5G Wireless Solutions, Inc. for the nine months ended September 30, 2005.

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

OVERVIEW.

         In October 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission ("SEC"), to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 31, 2004, we transferred certain assets and certain liabilities of the Company into 5G Wireless Solutions, Inc. ("Portfolio Company") in exchange for 100% of the outstanding shares of the Portfolio Company's common stock. The Portfolio Company has focused on the marketing and sales of its innovative wireless solutions to large campus & enterprise wide-area-networks ("WAN") and citywide WAN. In addition to manufacturing the existing product line, the Portfolio Company has focused on developing new solutions that create larger and more efficient wireless networks.

STATUS AS A BDC.

         On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company will be seeking approval from the stockholders, at the annual shareholder's meeting scheduled for October 20, 2005, for the following (among other things): (a) to terminate the Company's status as a business development company under the 1940 Act and the file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

         On October 20, 2005, the Company's shareholders approved (a) the termination of the Company's status as a business development company under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC.

RESULTS OF OPERATIONS.

         The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(a)      REVENUES.

         As a BDC (since October 19, 2004), we record revenue from the appreciation and dividends in the portfolio company. There has been no such revenue in 2005.

(b)      OPERATING EXPENSES.

         Operating expenses decreased by $1,608,348, 95%, from $1,699,543 for the three months ended September 30, 2004 to $91,195 for the three months ended September 30, 2005.

         Operating expenses decreased $2,527,750 (70%), from $3,634,657 for the nine months ended September 30, 2004 to $1,106,907 for the nine months ended September 30, 2005.

         The decreases for the three and nine months ended September 30 were primarily attributable to a large portion of these expenses being incurred directly by our Portfolio Company totaling $1,127,686, including: $756,939 for general and administrative; $81,799 for salaries and benefits; $178,814 for research and development. Since January 1, 2005, management has trimmed employees, terminated most consulting arrangements which were not revenue-related, cut the number of legal firms from five to one and reduced all other general and administrative expenses through the implementation of rigorous cost controls. We believe this trend of reduction in general and administrative expenses will continue due to a heightened awareness of the need for cost controls, and our ability to do more with less.

(c)      OTHER EXPENSES.

         For the three months ended September 30, 2005 interest expense (including amortization of financing costs, debt discount amortization and beneficial conversion feature amortization) increased by $161,019, 191%, from $84,324 to $245,343 for the three months ended September 30, 2005.

         For the nine months ended September 30, 2005 interest expense (including amortization of financing costs, debt discount amortization and beneficial conversion feature amortization) increased by $974,095, 600%, from $162,634 for the nine months ended September 30, 2004 to $1,136,729 for the nine months ended September 30, 2005.

         The increases were due to the amortization of the beneficial conversion feature ("BCF") associated with the issuance of convertible debentures during the September 2004, November 2004, March 2005 and July 2005. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of the BCF for each debt instrument and recorded an amount as a debt discount. The BCF, or debt discount, is amortized over the term of the notes.

(d)      NET LOSS

         For the three months ended September 30, 2005, net loss decreased by $1,263,035, 78%, from a net loss of $1,616,243 for the three months ended September 30, 2004 to a net loss of $353,208 for the three months ended September 30, 2005.

         For the nine months ended September 30, 2005 net loss decreased by $1,240,296, 35%, from a net loss of $3,500,601 for the nine months ended September 30, 2004 to a net loss of $2,260,306 for the nine months ended September 30, 2005.

         The decreases for the three and nine months ended September 30 were primarily attributable to a large portion of these expenses being incurred directly by our Portfolio Company. Additionally, the decreases can be attributed to the ongoing focus by management on reining in the use of outside consultants, attorneys and other non-employee assets, terminating the issuance of stock for services and reducing headcount and related personnel administration expenses.

FACTORS THAT MAY AFFECT OPERATING RESULTS.

         The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

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

         The Company's competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. The Company competes on the basis of a number of factors, including:

    o    range

    o    non-line of sight capabilities

    o    data rate

    o    security scheme

    o    simultaneous users

    o    implementation cost

         Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the services offered by the Company. If the Company fails to gain market share or loses existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly. The Company may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully.

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

(f)      KEY PERSONNEL.

            The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including our chief executive officer and chief financial officer could have a material adverse effect on our business and prospects.

         The Company intends to recruit in fiscal year 2005 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(g)      LIMITATIONS ON LIABILITY AND INDEMNIFICATION.

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

OPERATING ACTIVITIES.

         For the nine months ended September 30, 2005 net cash used in operating activities decreased by $751,624, 45%, from $1,646,652 for the nine months ended September 30, 2004 to $895,028 for the nine months ended September 30, 2005. The decrease is primarily attributable to a transfer of operating expenses to the Portfolio Company, and terminating the issuance of stock for services, these savings were partially offset by an expansion in accounts payable and acrrued liabilities of approximately $398,000.

INVESTING ACTIVITIES.

         For the nine months ended September 30, 2005 net cash used in investing activities increased by $968,988, 2,995%, from $32,356 for the nine months ended September 30, 2004 to $1,001,344 for the nine months ended September 30, 2005. The large increase is a result of the ongoing investments made in the Portfolio Company in 2005.

LIQUIDITY AND CAPITAL RESOURCES.

         As of September 30, 2005, the Company had cash of $384. In addition to the net loss of $353,208 for the three months ended September 30, 2005 and a net loss of $2,260,306 for the nine months ended September 30, 2005, the Company incurred losses of $4,989,200 for the year ended December 31, 2004. As of September 30, 2005, we had an accumulated deficit of $21,019,961. These factors raise substantial doubt as to our ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

         The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to service the Company's operations to date. Financing activities provided cash of $1,259,852 for the nine months ended September 30, 2005 through the issuance of convertible debentures. Management plans to continue raising additional capital through a variety of fund raising methods during the remainder of 2005 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing shareholders.

         On July 20, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors are purchasing up to $300,000 in convertible notes, with Class A Warrants to purchase one additional share of common stock for each one share issued on the Closing Date (as defined in the subscription agreement) assuming the complete conversion of the notes issued on the Closing Date. The exercise price of the warrant is $0.01 per share. The Class A Warrants are exercisable until five years after the Closing Date. The $300,000 investment was received by the Company on July 20, 2005.

         Under the convertible note, the holders may convert into shares of common stock of the Company at a price per share equal to the lower of (i) $0.01, or (ii) 75% of the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the ninety trading days preceding a conversion date. The maximum conversion price is $0.01 per share.

         As part of this funding arrangement, Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president, respectively, have agreed that from the Closing Date until one year after the Actual Effective Date (as defined in the subscription agreement) they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than in connection with an offer made to all shareholders of the Company or any merger, consolidation or similar transaction involving the Company.

         On October 20, 2005, the Company's shareholders approved (a) the termination of the Company's status as a business development company under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC. Pursuant to the terms of the convertible debentures entered into between the Company and Longview Funds, the shares which serve as collateral for the debentures must be registered. The filing of the Form N-54C terminated the 1-E registration statement which covered the shares serving as collateral for the debentures. Pursuant to the terms of the debentures, the Company is in technical default on the debentures. The Company is in active negotiations with Longview Funds and has obtained verbal commitments from the lenders that it will not be declared in default. The Company is liable for liquidated damages of 2% for each thirty days or part thereof of the Purchase Price of the notes remaining unconverted which are subject to such Non-Registration event. As of September 30, 2005, the remaining unconverted notes aggregated to $2,901,840. It is the Company's intention to file a Form SB-2 registration statement not later than December 15, 2005. This registration statement will provide such coverage for the securities in question. Until such time as the registration statement has been made effective, the Company will incur $58,037 in liquidated damage penalties per month.

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

CONTRACTUAL OBLIGATIONS.

         The Company has contractual obligations to repay our notes payable and to make payments under our operating lease agreement. See Notes 3 and 5 to our accompanying financial statements.

         The Company leases its office and research and development space of approximately 10,560 square feet in Marina del Rey, California, under a five-year term operating lease agreement expiring in 2008. Rent expense approximated $7,578 and $37,000 for the three months ended September 30, 2005 and 2004, respectively, and $13,780 and $74,000 for the nine months then ended, respectively.

CRITICAL ACCOUNTING POLICIES.

         The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates; (b) valuation of investments; and (c) concentrations of credit risk. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

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

(b)      VALUATION OF INVESTMENTS.

      We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At September 30, 2005, approximately 100% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Our board of directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is no readily available market value for the investments in our portfolio, we value all of our investments at fair value as determined in good faith by the board of directors. In making its determination, our board of directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

(c)      CONCENTRATIONS OF CREDIT RISK.

         Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank certificates of deposit or as bank deposits in highly rated credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At September 30, 2005, there are no funds that are uninsured.

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

FORWARD LOOKING STATEMENTS.

         Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the Company's adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

         Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, and the risks set forth under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon the evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, he concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive/financial officer, to allow timely decisions regarding required disclosure.

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

CHANGES IN CONTROLS AND PROCEDURES.

         On August 19, 2005, the Company hired a full time chief financial officer. During the quarter ended September 30, 2005, there was no other changes in our disclosure controls and procedures, or our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

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

         Management believes the Company has meritorious claims and defenses to the plaintiffs' claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods. The Company has made a full and final settlement offer in the amount of $2,500 which has been provisionally accepted by the plaintiff.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the quarter ended on September 30, 2005, all sales of unregistered (restricted) securities have previously been reported in a Form 8-K. There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 20, 2005, the annual shareholders meeting of the Company was held at its executive offices in Marina del Rey, California. At that meeting, at which a quorum was present in person or by proxy, the following items were submitted for approval:

ELECTION OF THE BOARD OF DIRECTORS.

         The following individuals were elected to serve as directors of the
Company:

         (a) Jerry Dix: 505,155,989 votes in favor and 0 votes withheld.

         (b) Don Boudewyn: 505,455,989 votes in favor and 0 votes withheld.

         (c) Phil E. Pearce: 505,165,989 votes in favor and 0 votes withheld.

         (d) Stanley A. Hirschman: 505,165,989 votes in favor and 0 votes withheld.

         (e) Murray H. Williams: 505,165,689 votes in favor and 0 votes withheld.

         (f) Kirk Haney: 505,161,089 votes in favor and 0 votes withheld.

APPOINTMENT OF AUDITORS.

         The decision by the Company's Audit Committee to retain Squar, Milner, Reehl & Williamson, LLP as the Company's independent registered accounting firm for the fiscal year that commenced on January 1, 2005 was approved: 436,403,237 votes in favor, 408,000 votes against, and 827,800 votes abstaining.

TERMINATION OF STATUS AS A BDC AND FILING OF FORM N-54C.

         The termination of the Company's status as a BDC under the 1940 Act, and the filing of a Form N-54C with the SEC, was approved: 505,532,839 votes in favor, 330,850 votes against, and 512,100 votes abstaining.

FILING OF A NEW REGISTRATION STATEMENT.

         The filing by the Company with the SEC of a new registration statement was approved: 505,695,689 votes in favor, 308,000 votes against, and 272,100 votes abstaining.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                5G WIRELESS COMMUNICATIONS, INC.



Dated: November 14, 2005                        By: /s/ Jerry Dix
                                                    ----------------------
                                                Jerry Dix
                                                Chief Executive Officer



Dated: November 14, 2005                        By: /s/  Lawrence C. Early
                                                    ----------------------
                                                Lawrence C. Early,
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Number                                 Description
------                                 -----------

1 Agency Agreement between the Company and May Davis Group, Inc., dated April 1, 2003 (incorporated by reference to Exhibit 1 of the Form 10-QSB/A filed on November 17, 2003).

2.1 Agreement and Plan of Reorganization and Merger between Tesmark, Inc., an Idaho corporation, and the Company (formerly know as Tesmark, Inc.), a Nevada corporation, dated November 14, 1998 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 15, 1999).

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

3.6 Certificate of Correction, dated September 20, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 22,
              2004).

3.7           Bylaws, dated September 25, 2002 (incorporated by reference to
              Exhibit 3.5 of the Form 10-KSB filed on May 8, 2003).

4.1 2001 Stock Incentive Plan, dated November 1, 2001 (incorporated by reference to Exhibit 10 of the Form S-8 filed on December 14,
              2001).

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

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 28,
              2003).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 30,
              2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Jerry Dix (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Lawrence C. Early (filed herewith).

32            Section 1350 Certification of Jerry Dix and Lawrence C. Early
              (filed herewith).

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