Form 10-K
period 2005-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2006-04-07
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                       FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 0-30448

                            5G WIRELESS COMMUNICATIONS, INC.
                  (Exact Name of Company as Specified in Its Charter)

                Nevada                                       20-0420885
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
             or Organization)                            Identification No.)

    4136 Del Rey Avenue, Marina del Rey, California           90292
       (Address of Principal Executive Offices)            (Zip Code)

                 Company's telephone number:  (310) 448-8022

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

     Indicate by check mark if the Company is a well-seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes      No     X    .

     Indicate by check mark if the Company is required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.  Yes    X  No  .

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X       No         .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the Company is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act):  Yes  No  X      .

     Indicate by check mark whether the Company is a shell company (as
defined in Rule 12b-2 of the Exchange Act): Yes            No     X   .

     As of March 24, 2006, the Company had 4,454,403 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 24, 2006: $2,675,423.

                              TABLE OF CONTENTS

PART I.                                                               PAGE

ITEM 1.   BUSINESS                                                       5

ITEM 1A   RISK FACTORS                                                  12

ITEM 1B   UNRESOLVED STAFF COMMENTS                                     23

ITEM 2.   PROPERTIES                                                    23

ITEM 3.   LEGAL PROCEEDINGS                                             23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           24

PART II.

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES
          OF EQUITY SECURITIES                                          25

ITEM 6    SELECTED FINANCIAL DATA                                       26

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 27

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                             37

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   37

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                        37

ITEM 9A.  CONTROLS AND PROCEDURES                                       37

ITEM 9B   OTHER INFORMATION                                             38

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY               40

ITEM 11.  EXECUTIVE COMPENSATION                                        46

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS        47

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                50

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                        52

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                       54

SIGNATURES                                                              54

PART I.

ITEM 1.  BUSINESS.

Corporate History.

     5G Wireless Communications, Inc. ("Company") was incorporated as Tesmark, Inc. in September 1979. In November 1998, the Company changed its state of incorporation from Idaho to Nevada and in January 2001 changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, the Company acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, the Company shifted its strategy from that of a service provider to an equipment manufacturer, or OEM.

     On January 21, 2003, the Company's articles of incorporation were amended to do the following: (a) increase the authorized shares of common stock of the Company to 800,000,000; (b) in the future, an increase in the authorized capital stock of the company can be approved by the board of directors without stockholder consent; and
(c) in the future, a decrease in the issued and outstanding common stock of the company (a reverse split) can be approved by the board of directors without stockholder consent. Effective on September 16, 2004, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 800,000,000 to 5,000,000,000.

     On October 19, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission ("SEC"), to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 31, 2004, the Company transferred certain assets and certain liabilities of the Company into 5G Wireless Solutions, Inc. in exchange for 100% of the outstanding shares of this company's common stock.

     On June 3, 2005, the Company's board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company sought approval from the stockholders, at the annual stockholder's meeting scheduled for October 20, 2005, for the following (among other things): (a) to terminate the Company's status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

     On October 20, 2005, the Company's stockholders approved (among other things) (a) the termination of the Company's status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and
(b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC. Accordingly, the accompanying balance sheets as of December 31, 2005 and 2004 have been presented on a consolidated basis.

     On November 3, 2005, the Company's Board of Directors approved a 1 for 350 reverse stock split of the Company's common stock. Common shares outstanding prior to and after the reverse stock split totaled 1,169,494,405 and 3,341,419 shares, respectively. The November 23, 2005 reverse stock split has been retroactively reflected in the accompanying financial statements for all periods presented. Unless otherwise indicated, all references to outstanding common shares, including common shares to be issued upon the exercise of warrants and convertible notes payable, refer to post-split shares.

     On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into the Company.

Business of the Company.

(a)  Technology.

     The Company is a developer and manufacturer of wireless broadband communications equipment operating on the 802.11a/b/g frequency. The term "Wi-Fi" is a commonly used term that has come to stand for 'Wireless Fidelity' and is based on the IEEE 802.11 standard. Wi-Fi is an RF signal based on the IEEE 802.11 standard and is capable of transmitting and receiving signals to most Wi-Fi enabled laptops and other Wi-Fi enabled devices up to 800 meters. It uses spread spectrum multiple access (SSMA) that supports high data rates with very low latency, over a distributed all-IP wireless network that can penetrate walls and associated structures. Wi-Fi shares the unregulated, 2.4 GHz radio spectrum along with other common wireless devices including cordless phones and baby monitors. Wi-Fi is primarily meant for use in a local area wireless network and for Internet access. As an alternative to current wire line broadband, Wi-Fi offers the opportunity of relatively inexpensive, mobile Internet access.

     The Company's products (base stations) are used to transmit and receive wireless signals to and from other wireless devices, typically laptop computers or personal digital assistants. The base stations conform to the predominant industry standard for wireless networks:
IEEE 802.11. The 802.11 standard, and all its associated standards (e.g., 802.11a, 802.11b, etc.), form the "rules" by which compliant wireless devices can communicate. In this manner, all devices that follow these rules can communicate with each other, without the need for interoperability testing.

     There are several merchant suppliers of 802.11 compliant semiconductor chips that form the basis of the Company's finished products. The Company combines these semiconductor chips with off-the-shelf electronic hardware (including amplifiers, antennas, cables, filters and power supplies) and in-house customized software to produce the finished products.

(b)  Products

     The Company's family of indoor and outdoor wireless base stations are built on two basic building block products: a 120 degree outdoor sector base station and an 18 degree indoor base station.

     By combining the outdoor sector base stations, three separate products emerge: a 120 degree sector base station, a 240 degree sector base station and a 360 degree sector base station. Multiples of these base stations in some combination are deployed from towers or the roofs of tall buildings to provide outdoor wireless coverage to large areas like campuses and municipalities.

     By combining indoor base stations, two separate products emerge: an 18 degree indoor base station and a 36 degree indoor base station. These 18 degree and 36 degree indoor base stations are combined to provide indoor wireless coverage to large buildings, as is typically found on a college campus.

(c)  Competitive Advantage.

     The 802.11 standards, along with FCC rules (like Title 47 of the Code of Federal Regulations, Part 15) that specify maximum transmit power imply a limit as to the effective wireless range of a compliant base station. Since it is expensive to wirelessly cover a large outdoor area like a campus or municipality, there is a strong incentive to maximize the wireless range of a base station.

     Through a proprietary combination of the industry-standard 802.11 chips, off-the-shelf electronic hardware and in-house customized software, the Company has developed what it believes is the optimal system design for maximizing the range of wireless networking equipment. With this trade-secret system design, the Company has positioned itself at the forefront of the emerging wireless wide area network (W-WAN) marketplace for the following reasons:

     - The Company believes it is the first to market this "optimal" design for maximum range, and while others may, through extensive research and development, ultimately develop a similarly performing design.

     - Total cost of ownership ("TCO") is or will be the driving factor in rolling out new campus and municipal wireless networks.

     - TCO depends more on operating expense than the cost of the base stations

     - Operating expense is a direct function of the number of base stations

     - Maximizing the range of the base station reduces the number required thereby minimizing TCO

     - The Company's believes its base station is better suited to wirelessly cover campuses and municipalities compared to the other approaches being utilized today: mesh

     - Mesh networks suffer from serious bandwidth degradation problems which limits their use to only low-bandwidth applications

     - Mesh networks require many more base stations, which makes it higher in TCO

     The Company's strategy is to secure a leadership position as a broadband wireless equipment provider to the university campus and small to midsize citywide markets, while maximizing profits based on superior gross margins and low overhead costs. Critical to the Company's success in this market is its advantage over competitive Wi-
Fi equipment providers that require an excessive number of access points to provide wireless coverage in any given area. It has been repeatedly demonstrated that the Company's "Access Not Excess" approach allows one of its rooftop base stations to replace up to 25 standard access points, thus offering a client considerable cost savings. These savings occur not only on the front end, in terms of reduced capital hardware expenses, but moreover, in terms of ongoing operating expenses as less equipment requires less ongoing maintenance and network administration. This formula: TCO (Total Cost of Ownership) = CapEx (Capital Expenses) + OpEx (Operating Expenses) is the basis of the Company's value proposition: significantly increased performance at the lowest possible TCO. This is quickly becoming the key consideration in the strategic deployment of the wireless experience.

(d)  Market Overview

     Estimated worldwide shipments of WLAN equipment products increased 6% in 2005 to total $5.2 billion and are expected to increase to $5.9 billion in 2006 despite a 23% average drop in selling price (Forward Concepts, 2005).

     Consumers and enterprises continue to redefine their levels of connectivity and interactivity while elevating their expectations for wireless Internet access. This demand is being met on university campuses, where roughly 90% have experimented with some type of fragmentary wireless hotspot. The campus market is now moving to a "campus-wide" approach, and the Company's equipment offers a superior, low-cost solution. These campuses that have used competitive equipment usually express dissatisfaction with the number of access points required and the difficulty maintaining them, which provides a receptive audience for the Company's rooftop base station solution.

     The municipal market is accelerating rapidly. Large cities such as Philadelphia and San Francisco have announced plans for citywide networks, which has driven awareness of the phenomenon nationwide, the Company intends to focus on the small to mid-size city markets to avoid the political complications, and long lead time, inherent in major metro installations. This is also a logical fit with the Company's technology approach as large campuses resemble small cities, and small cities resemble big campuses. Other growth industries for wireless broadband include healthcare, recreation, shipping, and international, and the Company has proven installations in each. The international market is particularly lucrative as many third world nations are now rapidly progressing toward the need for citywide network infrastructures, and can dispense with both telephone and cable wire line networks and advance directly to a wireless approach.

     The Company intends to target the following markets:

Market                                     Solution

Universities and Corporate Campuses        The solution can replace VPN lines
                                           with direct and secure wireless
                                           connections, which can provide
                                           always-on roaming capabilities
                                           around the campus, with Internet
                                           access-control managed at the
                                           classroom or office level.  In
                                           addition, with the Company's access
                                           points the wireless connection can
                                           cover multiple campuses in the same
                                           city and allow individual end-users
                                           to stay connected while off campus.

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

(e)  Distribution Channel Strategy.

     Currently, the Company services clients through a two-tier distribution model. In addition to having an OEM element, the majority of the current sales have been through direct sales, which are mostly from domestic sources. The Company anticipates that it will grow its sales through its value added resellers and distribution channels.

     Select international accounts will lead the way to greater expansion overseas as it progresses. Additionally, the Company expects that it will have a number of VAR relationships that will continue to grow as more value added resellers learn about its technology.

(f)  Sales and Marketing

     The Company currently sells its products through a team of five salespersons and the efforts of its corporate officers. The Company's average sales cycle exceeds six months from the time of initial contact to shipment of products. In an effort to improve sales, the Company is looking to add independent sales representatives and/or agencies that are compensated on a commission basis.

     The Company markets its products to colleges, universities, governmental entities, commercial enterprises and systems integrators via direct mail, telemarketing, direct sales, distributors and value added resellers throughout the United States, Canada, Africa and several other countries.

     For fiscal 2005, campus environment, such as universities and municipalities, represented 52% of the Company's business, while 48% was through value added resellers and wireless Internet service providers.

     As the Company is developing its platform, its technology and field services partners will be a part of its sales and marketing effort, as the coordination of network design, field deployment and ongoing service support requires appropriate teaming arrangements for high quality design, installation and ongoing service support.

     As many of the Company's customers are established colleges and universities, the Company expects its sales force to attend and participate in industry associations and trade shows to support and supplement its sales and marketing activity.

(g)  Major Customers.

     In 2004, the Company had no material customers that accounted for more than 10% of revenues. For the year ended December 31, 2005, there were two customers that accounted for more than 10% of revenues:
SRS (10%) and IAMA (30%). These two customers closed operations unexpectedly in mid-2005. The Company recognized approximately $630,000 in bad debt related to these uncollectible receivables.

(h)  Research and Development.

     The Company has defined a robust roadmap for the development of additional products intended to enhance network performance, decrease product costs, improve manufacturing, analyze outsource options, and expand the range of customer applications. This includes refined and completely new access point and client premise equipment (CPE) designs that complement current products. It also includes new antenna designs that could open up new markets for the Company.

     All developed products and projects must meet a minimum return on
investment in order to be considered for development.   The Company
believes this will help to ensure that it is utilizing resources correctly, that assets are being deployed properly, and that all projects ultimately add stockholder value. Areas of positive return on investment development include:

     - A less-expensive, yet high-performance CPE device designed for WISP applications and other requirements for extending the range of a PC laptop.

     - Base stations that operate at various frequencies along the spread spectrum within legal limits.

     - WiMAX (IEEE 802.16) products that have a variety of applications including backhauling and mobility, etc.

     - Public safety and homeland security applications designed to serve the needs of police, fire and other emergency vehicles and field operators.

     For the fiscal years 2005 and 2004, all internal research and development costs were charged to expense as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the years ended December 31, 2005 and 2004 were $209,543 and $9,867, respectively.

(i)  Competition.

     The Company operates in the highly competitive communications equipment market. The Company expects to compete primarily on the basis of its fixed wireless equipment portfolio, experience and technical skills, competitive pricing model, service quality, reliability and deployment speed.

     The Company's principal competitors are other equipment manufacturers that utilize fixed wireless technology, including Cisco Systems Inc. and Tropos Networks, Inc. Cisco currently possesses approximately 60% of the wireless equipment market for colleges and universities, while Tropos Networks, Inc. has a lead in the municipal market with more than 150 customers and 90 value added resellers throughout the world. Cisco Systems, Inc. and Tropos Networks, Inc. both utilize a dense access point deployment or mesh network architecture. There are approximately 8 other major competitors; some of these include: Belair and Strix offering mesh network solutions across a broad range of vertical markets, Terrabeam and Aruba providing base station equipment approaches similar to those of the Company, Airespace (now Cisco), Meru and Colubris all offering integrated dense access point deployment architecture coupled with a variety of service to comprise an enterprise solution. There is a relatively high cost of entry into this space given the need for proof of reliability and the long lead-time associated with establishing brand awareness through marketing communications. To date, the Company has not encountered any barriers to competition imposed by the practices of any of its competitors such as, for example, exclusivity agreements with the Company's potential customer base.

     Many of the Company's competitors have longer operating histories, long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than the Company does and, as a result, may have substantial competitive advantages over the Company. Additionally, market perceptions as to reliability and security for the relatively early-stage fixed wireless networks as compared to copper or fiber networks provide the Company with additional marketing challenges.
The Company may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of its products.

     The Company believes that the market for broadband communication equipment is likely to remain highly competitive, and will continue to be characterized by new and potentially disruptive technology introduction, shrinking per-customer revenues, and fiercely competitive pricing.

(j)  Regulation.

     Internet-based communication equipment makers generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses for the Company, and could negatively impact the Company's business. Any new law or regulation, U.S. or foreign, pertaining to Internet-based communications products, or changes to the application or interpretation of existing laws, could decrease the demand for the Company's products, increase its cost of doing business or otherwise harm its business. There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and the Company is not certain how the possible application of these laws may affect the Company. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for the Company's products, increase its operating expenses or increase its litigation costs.

(k)  Employees.

     The Company has fifteen full-time employees, and three contractors. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any labor problems during the last two years.

ITEM 1A. RISK FACTORS.

Risks Related to the Business.

History of Losses May Continue, Requiring Additional Sources of
Capital, Which May Result in Curtailing of Operations and Dilution to Existing Stockholders.

     The Company incurred net losses of $4,025,012 for the year ended December 31, 2005 and $4,989,200 for the year ended December 31, 2004. The Company cannot assure that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company's possible success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company's control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. The Company anticipates that it will require additional funds to continue operations for the next twelve months. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

Independent Auditors Have Expressed Substantial Doubt Regarding the Company's Ability to Continue as a Going Concern.

     In their report dated March 13, 2006, the Company's independent auditors stated that the financial statements for the years ended December 31, 2005 and 2004 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $22,784,667 at December 31, 2005 and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues and Result in a Loss of Customers.

     The Company is currently selling and installing Wi-Fi equipment in universities and municipalities. To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties. The Company's expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its products. The Company cannot guaranty that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company's failure to effectively manage growth could adversely affect its business and financial results.
The Company's Customers Require a High Degree of Reliability in Equipment and If the Company Cannot Meet Their Expectations, Demand for Its Products May Decline.

     Any failure to provide reliable equipment for the Company's customers, whether or not caused by their own failure, could reduce demand for the Company's products. Because the Company has only recently begun to place customers on its Wi-Fi system, the Company does not have substantial experience in gauging negative customer response.

     Dependence on Suppliers May Affect the Ability of the Company to Conduct Business.

     The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the Company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, it may need to select new suppliers, redesign or reconstruct processes used to build its devices. In such an instance, the Company would not be able to manufacture any devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

The Company Faces Strong Competition in Its Market, Which Could Make It Difficult for the Company to Generate Income

     The market for wireless products is highly competitive. The Company's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace. The Company competes for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators. Some of the Company's competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than the Company has.

     - Some of our competitors provide functionalities that the Company does not. Potential customers who desire these functions may choose to obtain their equipment from the competitor that provides these additional functions.

     - Potential customers may be motivated to purchase their wireless Internet equipment from a competitor in order to maintain or enhance their respective business relationships with that competitor.

     In addition, the Company's competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. The Company competes on the basis of a number of factors, including:

     - range

     - non-line of sight capabilities

     - data rate

     - security scheme

     - simultaneous users

     - implementation cost

     Competitors may develop or offer products that provide significant (technological, creative, performance, price) or other advantages over the products offered by the Company. If the Company fails to gain market share or loses existing market share, its financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly. The Company may not have the financial resources, technical expertise, marketing, and distribution or support capabilities to compete successfully.

Uncertain Demand for Equipment May Cause Revenues to Fall Short of Expectations and Expenses to Be Higher Than Forecast If the Company Needs to Incur More Marketing Costs

     The Company is unable to forecast revenues with certainty because of the unknown demand from consumers for its equipment and the emerging nature of the Wi-Fi industry. The Company is in the process of refining its marketing plan for colleges, universities and municipalities in order to achieve the desired level of revenue, which could result in increased marketing costs. In the event demand for the Company's wireless equipment does not prove to be as great as anticipated, revenues may be lower than expected and/or marketing expenses higher than anticipated, either of which may increase the amount of time and capital that the Company needs to achieve a profitable level of operations.

The Company Could Fail to Develop New Products to Compete In an
Industry of Rapidly Changing Technology, Resulting In Decreased Revenue

     The Company operates in an industry with rapidly changing technology, and its success will depend on the ability to deploy new products that keep pace with technological advances. The market for broadband communications equipment is characterized by rapidly changing technology and evolving industry standards in both the Wi-Fi and Internet access industries. The Company's technology or systems may become obsolete upon the introduction of alternative technologies. If the Company does not develop and introduce new products in a timely manner, it may lose opportunities to competing service providers, which would adversely affect business and results of operations.

     There is a risk to the Company that there may be delays in initial implementation of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to its new product introductions, and the desire by customers to evaluate new products for longer periods of time. Also, the Company does not have any control over the pace of technology development. There is a significant risk that rights to a technology could be acquired or be developed that is currently or is subsequently made obsolete by other technological developments. There can be no assurance that any new technology will be successfully acquired, developed, or transferred.

The Company's Ability to Grow Is Directly Tied to Its Ability to
Attract and Retain Customers, Which Could Result In Reduced Income

     The Company has no way of predicting whether its marketing efforts will be successful in attracting new locations and acquiring substantial market share. Past efforts have been directed toward a limited target market of colleges, universities and municipalities. If the Company's marketing efforts fail, it may fail to attract new customers and fail to retain existing ones, which would adversely affect business and financial results.

Government Regulation May Affect the Ability of the Company to Conduct
Business.

     The Company's technology is deployed in license-free frequency bands and is not subject to any wireless or transmission licensing in most jurisdictions, including the United States. Continued license-free operation is dependent upon the continuation of existing government policy. While the Company is not aware of any policy changes planned or expected, there can be no assurances that government policy will not change. License-free operation of the Company's products in the 2.4 GHz and 5 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and its products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If the Company is unable to eliminate any such harmful interference, or should its products be unable to accept interference caused by others, the Company and its customers could be required to cease operations in the bands in the locations affected by the harmful interference.

The Company May Not Have Been in Compliance with Certain Provisions of the 1940 Act When It Operated as a Business Development Company.

     On October 20, 2005, the Company's stockholders approved (a) the termination of the Company's status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC.

     The Company previously operated as a BDC, starting on October 19, 2004. The Company's management has conducted a review of its compliance with the 1940 Act and the following are areas that the Company believes it may not have been in compliance with while it was operating as a BDC:

     - The Company did not maintain the proper ratio of assets to "senior securities"; Section 61 of the 1940 Act requires that a BDC maintain a ratio of assets to senior securities of at least 200%.

     - Prior to the election to become a BDC, the Company entered certain convertible notes and warrants agreements, dated
       September 22, 2004. These agreements and those signed on March
       22, 2005 which increased the convertible note by $1,000,000 and on July 19, 2005 by an additional $300,000 contained provisions for conversion into common stock of the Company based on the average of the five lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the principal market for the 90 trading days preceding a conversion date. The Company believes that the existence of the convertible notes on October 19, 2004 may not be in compliance with the capital structure rules set forth in Section 61(a) of the 1940 Act since the shares were sold at below market prices. The Company also believes that the convertible notes entered into after the BDC Election Date may not have been in compliance with Section 61(a) for the same reason.

     - The Company filed a Form 1-E (Notification Under Regulation E) with the SEC for the shares issuable to the Longview funds pursuant to the conversion rights under debt agreements. In this Form 1-E, it is estimated that legal costs in connection with the offering will be $30,000. As disclosed in a Form 2-E (Report of Sales Pursuant to Rule 609 Under Regulation E) filed with the SEC, the Company has incurred legal and other expenses of approximately $625,000 in cash in connection with this offering, of which a total of $145,000 was direct legal cost associated with the offering and approximately $480,000 in associated legal cost relating to the organizational costs associated with becoming a BDC. Since the Company may not have been in compliance with certain provisions of the 1940 Act from August 19, 2004 to October 21, 2005, then the shares issued to the Longview funds under the Form 1-E may not have been issued pursuant to a valid exemption from the registration requirements of Section 5 of the Securities Act of 1933.

     - It is a requirement of Section 56 of the 1940 Act to have a majority of board members be non-interested persons. From August 19, 2004 until June 27, 2005 (when two of the Company's directors relinquished their interest in Redwood Grove Capital Management, LLC, the management company for the Longview Equity Fund, L.P. and the Longview International Equity Fund, L.P.), the Company may not have had the requisite majority of non-interested persons as directors and therefore the Company may not have complied with this section. Therefore, the actions taken by the board of directors for such period may not be valid under the 1940 Act.

     - The Company believes that as of August 19, 2004, the Series A preferred stock issued on October 6, 2004 may not have been in compliance with Section 61(a) of the 1940 Act. In addition, the Company believes that it may not be in compliance with Section 63 of the 1940 Act since it was issued for services.

     - On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to 5G Wireless Solutions, Inc., a portfolio company. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal 2004. The Company has since received the shares, totaling 7,085,254, issued to Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president/secretary/treasurer, respectively, which have been cancelled (the value of the shares has been reflected as a liability so as to comply with the 1940 Act).

     There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been in compliance with the 1940 Act.

     The Company's Success Is Largely Dependent on the Abilities of Its Management.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management, none of which currently has an employment agreement with the Company. The loss of certain members of the Company's senior management, including its chief executive officer, could have a material adverse effect on its business and prospects.

     The Company intends to recruit in fiscal year 2006 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Any Required Expenditures as a Result of Indemnification Will Result in a Decrease in the Company's Net Income.

     The Company's bylaws include provisions to the effect that the Company may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of the Company's directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Risks Relating to the Financing Arrangements.

Conversion Price Feature of Notes May Encourage Short Sales in the Company's Common Stock.

     The convertible notes issued to the Longview Funds are convertible into shares of the Company's common stock. The conversion feature is subject to a floor price of $0.001 per share. The conversion formula is at the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50 or $3.50 (post reverse split) (depending on the particular note).

     The Series B preferred stock sold in February 2006 (see Item 9B, Subsequent Events) is convertible into shares of the Company's common stock at a conversion price equal to the lesser of: (i) if converted without benefit of a registration statement, 75% of the lowest close bid of the common stock as reported by the market or exchange on which the common stock is listed or quoted for trading or quotation on the date in question for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; (ii) if converted with the benefit of a registration statement, 85% of the lowest close bid of the common stock as reported by the trading market for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; and (iii) the face amount per share.

     The downward pressure on the price of the common stock as the selling stockholders under both these financings convert and sell amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes and warrants, and Series B preferred stock, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

Issuance of Shares upon Conversion of Notes and Exercise of Warrants, and Conversion of Series B Preferred Stock, May Cause Substantial
Dilution to Existing Stockholders.

     The issuance of shares upon conversion of the convertible notes and exercise of warrants, and Series B preferred stock, may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes and/or exercise their warrants under the Longview financings, if such conversion or exercise would cause them to own more than 9.99% of the Company's outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit.

Repayment of Notes, If Required, Would Deplete Available Capital, or Could Result in Legal Action if Not Repaid.

     The Company anticipates that the full amount of the convertible notes, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the convertible notes. If the Company is required to repay the convertible notes, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the notes when required, the debenture holders could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

The Company is in Technical Default Under the Convertible Notes.

     On October 20, 2005, the Company's stockholders approved (a) the termination of the Company's status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC. Pursuant to the terms of the convertible notes entered into between the Company and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP (collectively, "Longview Funds"), the shares that serve as collateral for the notes must be registered. The filing of the Form N-54C terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Pursuant to the terms of the notes, the Company is in technical default on the notes. The Company is in active negotiations with the Longview Funds and has obtained verbal commitments from the lenders that it will not be declared in default. The Company is liable for liquidated damages of 2% for each thirty days or part thereof of the purchase price of the notes remaining unconverted that are subject to such non-registration event. As of December 31, 2005, the remaining unconverted notes aggregated to $2,661,005. The subject registration statement, when it becomes effective, will provide such coverage for the securities in question. Until such time as the registration statement has been made effective, the Company will incur $53,220 in liquidated damage penalties per month.

Risks Relating to the Common Stock.

The Company's Common Stock Price May Be Volatile.

     The trading price of the Company's common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company's control and may not be directly related to its operating performance. These factors include the following:

     - price and volume fluctuations in the overall stock market from time to time;

     - significant volatility in the market price and trading volume of securities of companies in the same business as the Company;

     - changes in regulatory policies with respect to the business of the Company;

     - actual or anticipated changes in earnings or fluctuations in operating results;

     - general economic conditions and trends;

     - loss of a major funding source; or

     - departures of key personnel.

     Due to the continued potential volatility of the Company's common stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from its business. Absence of Cash Dividends May Affect Investment Value of the Company's Stock.

     The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in capital.

No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of the Company's Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

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

     There has been only a limited public market for the common stock of the Company. The Company's common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Failure to Remain Current in Reporting Requirements Could Result in Delisting from the Over The Counter Bulletin Board.

     Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as the Company, must be reporting issuers under
Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the Bulletin Board.

     In addition, the National Association of Securities Dealers, Inc., which operates the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K.

     As a result of these rules, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

Failure to Maintain Market Makers May Affect Value of Company's Stock.

     If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

Shares Eligible For Future Sale May Affect Market Price.

     All the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     The principal executive offices for the Company currently consists of approximately 10,560 square feet of office space, which are located at 4136 Del Rey Avenue in Marina del Rey, California. The Company leased this property on October 30, 2003 for a 5-year term at the current monthly rent of $11,420 as of December 31, 2005. The total rent payments for 2005 were approximately $146,000.

     The cost of property and equipment as of December 31, 2005 consisted of the following:

                                                     2005

Machinery and equipment                              $ 275,873
Software and computers                                  75,019
Building improvements                                    4,747
                                                       355,639
Less accumulated depreciation and amortization        (274,841)

                                                    $   80,798

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened, except as follows:

     On June 15, 2005, the Company received a summons from third parties seeking damages against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company filed in New York Supreme Court (Chenango County) alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of the Company) and conducted business from such residence.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 20, 2005, the annual stockholders meeting of the Company was held at its executive offices in Marina del Rey, California. At that meeting, at which a quorum was present in person or by proxy, the following items were submitted for approval:

Election of the Board of Directors.

     The following individuals were elected to serve as directors of the Company:

     (a) Jerry Dix: 1,443,303 (post-reverse split) votes in favor and 0 votes withheld.

     (b) Don Boudewyn: 1,444,160 (post reverse split) votes in favor and 0 votes withheld.

     (c) Phil E. Pearce: 1,443,331 (post reverse split) votes in favor and 0 votes withheld.

     (d) Stanley A. Hirschman: 1,443,331 (post reverse split) votes in favor and 0 votes withheld.

     (e) Murray H. Williams: 1,443,331 (post reverse split) votes in favor and 0 votes withheld.

     (f) Kirk Haney: 1,443,317 (post reverse split) votes in favor and 0 votes withheld.

Appointment of Auditors.

     The decision by the Company's Audit Committee to retain Squar, Milner, Reehl & Williamson, LLP as the Company's independent registered accounting firm for the fiscal year that commenced on January 1, 2005 was approved: 1,246,866 (post reverse split) votes in favor, 1,166 (post reverse split) votes against, and 2,365 (post reverse split) votes abstaining.

Termination of Status as a BDC and Filing of Form N-54C.

     The termination of the Company's status as a BDC under the 1940 Act, and the filing of a Form N-54C with the SEC, was approved:
1,444,379 (post reverse split) votes in favor, 945 (post reverse split) votes against, and 1,463 (post reverse split) votes abstaining.

Filing of a New Registration Statement.

     The filing by the Company with the SEC of a new registration statement was approved: 1,444,845 (post reverse split) votes in favor, 880 votes against, and 777 votes abstaining.

PART II.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

     The Company's shares of common stock are traded on the Over the Counter Bulletin Board under the symbol "FGWI." From February 12, 2001 through November 22, 2005, the stock traded under the symbol "FGWC;" prior to February 12, 2001 the symbol was "TSMK". The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 350 reverse split of the common stock that occurred on November 23, 2005.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                 High      Low

Quarter Ended December 31, 2005                  2.69      0.59
Quarter Ended September 30, 2005                 2.45      1.05
Quarter Ended June 30, 2005                      4.55      1.75
Quarter Ended March 31, 2005                     4.20      2.45

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                  8.40      2.80
Quarter Ended September 30, 2004                10.50      3.15
Quarter Ended June 30, 2004                     17.15      1.40
Quarter Ended March 31, 2004                    30.10      2.80

Holders of Common Equity.

     As of March 24, 2006, the Company had approximately 139 holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance the Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

     All sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2005 have been previously reported either in a Form 10-Q or in a Form 8-K.

Purchases of Equity Securities.

     There have been no purchases of common stock of the Company by the Company or its affiliates during the fiscal year ended on December 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA.



Fiscal Year Ended
   December 31                   2001          2002          2003          2004          2005
Revenues                        $           -  $    85,111   $   167,302   $   651,450   $ 1,618,932

Net Loss                        $(6,454,307)   $(5,089,255)  $(2,159,694)  $(4,989,200)  $(4,025,012)

Basic and diluted
loss per share (1)              $   (101.50)   $    (49.69)  $     (6.30)  $     (3.80)  $     (1.38)

Total assets                    $      2,053   $   140,959   $   395,571   $ 1,027,310   $   632,158

Long-term obligations           $          -   $         -   $         -   $         -   $         -

Cash dividends declared per
Share                           $          -   $         -   $         -   $         -   $         -

Stockholders' deficit           $   (351,836)  $  (799,246)  $(1,030,630)  $  (633,626)  $(2,161,041)


(1) Adjusted for the 1 for 350 reverse split of the Company's common stock on November 23, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the audited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company is a developer and manufacturer of wireless broadband communications equipment operating on the 802.11a/b/g frequency. The Company's principal markets are universities and municipalities.

     The Company has focused on the marketing and sales of its innovative wireless solutions to large campus & enterprise wide-area-networks ("WAN") and citywide WAN. In addition to manufacturing the existing product line, the Company has focused on developing new solutions that create larger and more efficient wireless networks.

     The Company markets and sells both outdoor and indoor Wi-Fi wireless radio systems that, because of their distance and user capacity, can be used in both wireless LAN and WAN applications. The outdoor products can be configured in point-to-point or point-to-multipoint networks that can reach distances of eight miles or more in fixed wireless configurations or up to one mile in roaming scenarios using laptops with off-the-shelf Wi-Fi cards. The Company believes its antenna design and wireless packet switching allows its systems to more readily penetrate buildings and trees than competitors, and to accommodate up to 1,000 user associations. The indoor product shares many of the same characteristics and strengths as the outdoor product, including user capacity and penetration of objects, but is designed to utilize less power, at a lower cost and for indoor distances up to 1,000 feet depending upon the structure.

     Both the Company's outdoor and indoor products provide strong security at both the hardware and software levels, can transmit voice, data, and video at multi-megabit speeds, and can work together seamlessly in wireless networks with each other or with other common wireless network equipment. Because of these advantages, the Company believes its products enable customers to combine wireless networks with fewer components that cost less, perform better and potentially provide a faster return on invested capital. The Company has devoted substantial resources to the build out of its networks and product research and development with limited resources applied to its marketing programs.

     The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. In addition, the Company only has a limited record of revenue-producing operations and there is only a limited operating history upon which to base an assumption that it will be able to achieve its business plans.

Results of Operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

(a)  Revenue.

     Revenue from continuing operations increased by $967,482, or approximately 148%, from $651,450 for the year ended December 31, 2004 to $1,618,932 for the year ended December 31, 2005. The increase in revenue was primarily attributable to sales of wireless equipment in the university campus market place. The Company expects these trends to continue as more university campuses look to upgrade their network infrastructure.

(b)  Cost of Revenue.

     Total cost of revenue increased by $137,392, or approximately 69%, from $199,611 for the year ended December 31, 2004 to $337,003 for the year ended December 31, 2005. The increase was principally due to the increase in sales partially offset by economies of scale due to greater buying power in the Company's supply chain and its ability to maintain pricing in the marketplace. The Company believes this trend will continue in the future

(c)  Operating Expenses.

     Total operating expenses decreased by $1,136,203, or approximately 24%, from $4,704,579 for the year ended December 31, 2004 to $3,568,376 for the year ended December 31, 2005. The decrease is principally attributable to reduced headcount, lowered use of outside consultants and trimming the number of outside law firms from six to two. As management continues to focus on operations by doing more with less, these expenses are expected to decrease in 2006.

     Recognized within operating expenses for the year ended December 31, 2005 is more than $775,000 of bad debt related the write-off accounts receivable. This amount consists principally of approximately $630,000 in uncollectible receivables from the Company's two largest customers, SRS and IAMA, both of which closed operations in 2005. SRS and IAMA comprised approximately 40% of the Company's total revenue for the year 2005. The sales complied with the Company's revenue recognition policy and at the time of sale collectibility was highly probable.

(d)  Interest Expense.

     Interest expense increased by $958,887, or approximately 130%, from $736,460 at the year ended December 31, 2004 to $1,695,347 for the year ended December 31, 2005. Ongoing amortization of beneficial conversion features and other debt discounts on the notes will decline in the year 2006 and beyond as the notes reach maturity. Interest expense for the year 2006 will be significantly higher than in prior years as a result of the liquidated damages provisions associated with the Longview notes that accrue at the rate of approximately $53,000 per month until such time as an effective registration statement is on file with the SEC.

     Costs recorded as interest expense primarily consist of the amortization of the beneficial conversion feature of the convertible notes issued by the Company in the years 2003, 2004 and 2005. Due to the short-term nature of the convertible notes entered into with the Longview Funds, a portion of the expense associated with the beneficial conversion feature and other debt discount attributed to their notes was recognized in the year 2005 and substantially all of the remaining unamortized discounts on such notes are expected to be fully expensed during 2006.

(e)  Net loss

     Net loss decreased by $964,188, or approximately 19%, from a net loss of $4,989,200 for the year ended December 31, 2004 to a net loss of $4,025,012 for the year ended December 31, 2005. The decreased net loss is attributable to higher sales and lower operating expenses.
The net loss for the year 2006 and beyond is anticipated to continue to decline as sales increase without a corresponding increase in operating expenses and a reduction in beneficial conversion feature amortization expense.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

(a)  Revenue.

     Revenue from continuing operations increased by $484,148, or approximately 289%, from $167,302 for the year ended December 31, 2003 to $651,450 for the year ended December 31, 2004. The increase in revenue was primarily due to sales of wireless solutions to customers as a result of an increase in awareness of the Company's wireless solutions, particularly in the university campus market place.

(b)  Cost of Revenue.

     Cost of revenue principally includes the cost of the components required to produce wireless equipment sold. Total cost of revenue increased by $62,297, or approximately 45%, from $137,314 for the year ended December 31, 2003 to $199,611 for the year ended December 31, 2004. The increase was principally due to the increase in sales mitigated by the cost for component parts remaining relatively stable.

(c)  Operating Expenses.

     Total operating expenses increased by $2,591,916, or approximately 123%, from $2,112,663 for the year ended December 31, 2003 to $4,704,579 for the year ended December 31, 2004. The increase was primarily attributable to an increase in professional consulting, accounting and legal services related to financing and the conversion to a BDC.

(d)  Interest Expense.

     Interest expenses increased during the year ended December 31, 2004 primarily due to an increase in the amount of debt carried by the Company. Interest expense increased by $659,441, or approximately 856%, from $77,019 at the year ended December 31, 2003 to $736,460 for the year ended December 31, 2004.

(e)  Net loss

     Net loss increased by $2,829,506, or approximately 131%, from a net loss of $2,159,694 for the year ended December 31, 2003 to a net loss of $4,989,200 for the year ended December 31, 2004. The increased net loss was attributed to higher operating costs during the year.

Factors That May Affect the Company's Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

     - market acceptance of and changes in demand for products;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, its revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new products by the Company or by its competitors;

     - the ability to build brand recognition;

     - timing of sales to customers;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to attract and integrate new personnel in a timely and effective manner;

     - the ability to introduce and market products in accordance with market demand;

     - changes in governmental regulation;

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability; and

     - general economic conditions.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its products, gain clients and expand its relationship with current clients.
Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting its products and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its business.

Operating Activities.

     The net cash used in operating activities was $2,335,904 for the year ended December 31, 2004 compared to $415,751 for the year ended December 31, 2003, an increase of $1,920,153 or approximately 462%. This increase is primarily attributable to an increase of approximately $1,300,000 of expense associated with common stock issued for services to employees and professional service providers associated with an increase in accounts receivable.

     The net cash used in operating activities was $1,866,970 for the year ended December 31, 2005 compared to $2,335,904 for the year ended December 31, 2004, a decrease of $468,934 or approximately 20%. This decrease is attributed primarily to the decrease in the Company's net loss of approximately $800,000 partially offset by an increase of approximately $700,000 of amortization of beneficial conversion feature (and other debt discount) and the increase in other liabilities.

Investing Activities.

     Net cash used in investing activities increased to $100,356 during the year ended December 31, 2004 as compared to $46,337 during the year ended December 31, 2003, an increase of $54,019, or approximately 117%. This increase was the result of the purchase of additional equipment.

     Net cash used in investing activities decreased to $45,844 during the year ended December 31, 2005 as compared to $100,356 during the year ended December 31, 2004, a decrease of $54,512, or approximately 54%. This decrease was the result of lower testing equipment purchases related to research and development activities partially offset by increased spending on software license to support sales and finance activities.

Liquidity and Capital Resources.

     The Company's current liabilities totaled $2,793,199 and $1,760,936 at December 31, 2005 and 2004, respectively, and current assets totaled $551,360 and $1,020,731 as of those dates, respectively. This resulted in working capital deficits of $2,241,839 and $740,205 at December 31, 2005 and 2004, respectively. The increase in current liabilities is primarily due to ongoing financing of the Company through the issuance of convertible notes. The decrease in current assets is primarily due to the use of cash to fund ongoing product development and operations. At December 31, 2005, the Company's assets consisted primarily of net accounts receivable totaling $328,897, of inventory of $120,481, and cash of $85,357.

     During the years ended December 31, 2005 and 2004, the Company incurred losses of $4,025,012 and $4,989,200, respectively. The
Company has an accumulated deficit of $22,784,667 as of December 31, 2005.

     The above factors raise doubt as to the Company's ability to continue as a going concern. The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the next twelve months. Accordingly, the Company's implementation of its business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Company estimates that it will need to raise up to $5,000,000 over the next twelve months for such purposes.

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

     The Company has been successful in obtaining the required cash resources through private placements, convertible notes and notes payable to service the Company's operations during 2005. Financing activities provided cash of $1,261,267 for the year ended December 31, 2005 through the issuance of convertible notes. Management plans to continue raising additional capital through a variety of fund raising methods during 2006 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for its equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.
In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

Longview Funds.

     On October 20, 2005, the Company's stockholders approved (a) the termination of the Company's status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC. Pursuant to the terms of the convertible notes entered into between the Company and the Longview Funds, the shares that serve as collateral for the notes must be registered or an exemption from registration available. The filing of the Form N-54C terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Pursuant to the terms of the notes, the Company remains in technical default on the notes since that time.

     The Company is still in negotiations with the Longview Funds and has obtained verbal commitments from the lenders that it will not be declared in default. The Company is liable for liquidated damages of 2% for each thirty days or part thereof of the purchase price of the notes remaining unconverted that are subject to such non-registration event. As of December 31, 2005, the remaining unconverted notes payable to the Longview Funds aggregated to approximately $2,661,000. It is the Company's intention to file a Form SB-2 registration statement in the near future. This registration statement will provide such coverage for the securities in question. Until such time as the registration statement has been made effective, the Company will incur $53,220 in liquidated damage penalties per month ($131,551 was accrued as of December 31, 2005).

Inflation.

     The impact of inflation on the Company's costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations.

     The Company has contractual obligations to repay its notes payable and to make payments under its operating lease agreement. See Notes 3 and 6, respectively, to the accompanying consolidated financial statements.



                                                Payments due by Period
Contractual Obligations       Total             2006         2007-2008     2009-2010    Thereafter
Convertible debt              $3,288,019        $2,001,060   $1,286,959             -            -
Operating leases                 430,952           153,368      277,584             -            -

Total contractual cash
 obligations                  $3,718,971       $2,154,428   $1,564,543             -             -


Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock based compensation arrangements; (d) warranty reserves; (e) inventory reserves; (f) allowance for doubtful accounts; and (g) the deferred tax valuation allowance. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

(a)  Use of Estimates.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Revenue Recognition.

     Revenues result principally from the sale and installation of wireless radio equipment to customers. Equipment sales are recognized when products are shipped. The Company recognizes revenues in accordance with Staff Accounting Bulleting No. 104, "Revenue Recognition," when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company's price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectibility is reasonably assured.

     Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between the Company and its customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave the Company's shipping dock or (b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer's first order.

     The Company offers installation services to customers and charges separately when such services are purchased. Installation by the Company is not required for the functionality of the equipment. Consequently, installation services are considered a separate unit of accounting under Financial Accounting Standards Board's Emerging Issues Task Force No. 00-21,"Revenue Arrangements with Multiple Deliverables."

(c)  Stock Based Compensation Arrangements.

     The Company issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of the Company's common stock on the date of each respective transaction after the period of service. These transactions are reflected as the appropriate component of the Company's consolidated financial statements in conformity with generally accepted accounting principles in the accompanying statement of operations.

(d) Warranty.

     The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company's consolidated financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2005, warranty reserve approximated $26,161, which is recorded under other current liabilities on the balance sheet.

(e)  Inventory.

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value.

     Such net realizable value is based on management's forecasts for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than amounts shown in the accompanying balance sheet.

(f)  Allowance for Doubtful Accounts.

     In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to expense. At December 31, 2005, the Company carries an allowance for doubtful accounts of $33,857. In addition, during 2005, receivables totaling $775,547 were written off and charged to expense.

     The write-offs in 2005 are associated with the unexpected bankruptcy of two of the company's customers.

(g)  Deferred Tax Valuation Allowance.

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

     A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In accordance with Statement of Financing Accounting Standards No 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

Forward Looking Statements.

     Information in this Form 10-K contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-K, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the Company's adequacy of cash, expectations regarding net losses and cash flow, statements regarding its growth, the need for future financing, the dependence on personnel, and its operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company's ability to obtain future financing, and the risks set forth under "Factors That May Affect the Company's Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, he concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Controls and Procedures.

     During the quarter ended December 31, 2005, there were no other changes in the Company's disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

ITEM 9B.  OTHER INFORMATION.

Subsequent Events.

     (a) On January 18, 2006, the Company adopted the 2006 Stock and Option Plan (which amended and replaced a 2006 Non-Employee Directors and Consultants Retainer Stock Plan adopted on December 21, 2006).
The purpose of the plan is to promote the interests of the Company and its stockholders by attracting and retaining employees and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders; the services are to be compensated for with stock option and stock grants. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. A total of 1,200,000 shares of common stock have been registered under this plan as a result of a Form S-8's filed with the SEC.

     (b) On January 19, 2006, 5G Wireless Solutions, Inc., a subsidiary of the Company, was merged with and into the Company.

     (c) On February 17, 2006, the Company consummated a private placement financing transaction pursuant to a Securities Purchase Agreement with seven accredited investors obtained by the Company's placement agent, Divine Capital Markets, LLC, whereby these investors purchased an aggregate amount of $250,000 Series B 10% convertible preferred stock of the Company (see Exhibit 4.23), which equated to 250,000 shares of this stock. The Company paid a commission of $25,000 (10% of the amount of funds raised) to Divine Capital Markets, LLC in connection with this offering.

     Under the Certificate of Designation for the Series B preferred stock, filed on January 26, 2006, there are 5,000,000 shares of authorized. The Series B preferred stock is convertible into shares of the Company's common stock at a conversion price equal to the lesser of: (i) if converted without benefit of a registration statement, 75% of the lowest close bid of the common stock as reported by the market or exchange on which the common stock is listed or quoted for trading or quotation on the date in question for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; (ii) if converted with the benefit of a registration statement, 85% of the lowest close bid of the common stock as reported by the trading market for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; and (iii) the face amount per share.

     Each share of Series B preferred stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series B preferred stock is then convertible pursuant to the provisions hereof at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective.

     (d) Effective on March 4, 2006, the outstanding balance and accrued interest on certain notes was converted into 145,558 restricted shares of common stock. On March 4, 2004, the Company borrowed $250,000 under these convertible notes payable, of which $100,000 came from management or individuals related to certain management personnel. All notes were due on March 4, 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 60% of the average of the three lowest closing bid prices during the
twenty trading days immediately prior to the conversion date.    The
warrants issued in connection with these notes have not been exercised to date.

     (e) Effective on March 31, 2006, the outstanding balance and accrued interest on certain was converted into restricted shares of common stock. On March 31, 2004, the Company borrowed $715,000 under these convertible notes payable. All notes were due on March 31, 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. These notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 100% of the closing bid price during the sixty trading days immediately prior to the conversion date.

     (f) On March 27, 2006, the Company's Chief Financial Officer, Lawrence C. Early, accepted an offer of employment from another company and intends to resign this position effective April 7, 2006.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no family relationships between any two or more of the directors or executive officers. There are no arrangements or understandings between any two or more of the directors or executive officers. There is no arrangement or understanding between any of the directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

(a)  Jerry Dix, President/Chief Executive Officer/Director.

     Mr. Dix, age 60, has been in the wireless industry since 1994 and was a pioneer in the pre-paid cellular industry with Globalwise Communications and Prepaid Technologies. In 1995, Dix and his partner launched PrePay Technologies, a wholly owned subsidiary of Globalwise Communications. PrePay Technologies was developed with proprietary technology that enabled PrePay Technology to deliver a prepaid wireless platform as a re-seller for AirTouch in San Diego, California. In 1996, Mr. Dix helped found Satellite Control Technologies, a publicly traded company with patented one and two-way paging technologies, where he worked until being named president and chief executive officer of the Company in January 2002. Mr. Dix helped develop and launch the AlphaTrak locating and control system that utilizes this patented technology combined with GPS technology to locate assets in North America.

(b)  Don Boudewyn, Executive Vice
President/Secretary/Treasurer/Director.

     Mr. Boudewyn, age 41, has held his current position with the Company since January 2002. He has held various positions with the Company, including president and vice president of international sales since founding the Company in 2000. From October 1998 to October 2000, Mr. Boudewyn served as a major account executive and business development manager for Celterra Vancouver Ltd., where he was responsible for sales, marketing and business development strategies for a national fiber optic network. Prior to his experience in the communications arena, Mr. Boudewyn worked in real estate from July 1986 to October 1998. He graduated from the British Columbia Institute of Technology with a Bachelor of Arts degree in sales and marketing management. He is also a graduate of the UCLA Director Training & Certification Program.

(c)  Lawrence C. Early, Chief Financial Officer.

     Mr. Early, age 39, was hired by the Company as its chief financial officer and principal accounting officer on August 19, 2005. Mr. Early joined the Company from uWink, Inc. (OTCBB: UWNK), an entertainment software developer where he served as the chief financial officer from May 2004 until joining the Company. For the period of October 2003 to May 2004 he worked as a consultant for Peoplesupport (NASD: PSPT). Mr. Early was employed as controller and principal accounting officer of Accesspoint Corporation (OTCBB: ASAP), an e-commerce software developer, from October 2002 to October 2003. He took time off for family reasons from August 2002 to October
2002. Mr. Early's prior position was regional controller for the Southwest operations of Westsun America, Inc. from November 2001 to August 2002. He functioned as an independent accountant from August 2001 to November 2001.

     From May 1999 to November 2000, Mr. Early was the chief financial officer and principal accounting officer, of eSat, Inc., a software developer specializing in providing Internet connectivity via satellite in large distributed system environments; he served as a consultant for this company from November 2000 to August 2001. Mr. Early holds a masters of business administration degree (international finance) from the American Graduate School of International Management, and a bachelor of arts degree (finance) from California State University, Fresno. Mr. Early is a member of the Institute of Managerial Accountants and the American Institute of Certified Public Accountants.

(d)  Phil E. Pearce, Director.

     Mr. Pearce, age 76, has been an independent business consultant with Phil E. Pearce & Associates and Chairman of Financial Express Corporation since 1990. Prior to this, Mr. Pearce was senior vice president and a director of E.F. Hutton (a public company), and was chairman of the board of governors of the National Association of Securities Dealers, where he was closely involved in the formation of the NASDAQ Stock Market. He had also been a governor of the New York Stock Exchange and a member of the Advisory Council to the Securities and Exchange Commission on the Institutional Study of the Stock Markets.

     Mr. Pearce also serves as an independent director of the following public companies:

     - April 1997 to present: Bravo Foods International Corporation, a beverage licensing and branding company.

     - December 2003 to present: Barrington Science, an in-vitro diagnostic company (chairman of the board).

     - December 2003 to September 2005: 360 Global Wine Company, a wine producing and distribution company.

     - October 2004 to October 2005: GoldSpring, Inc., a gold mining company.

     - February 2005 to present: Bronco Energy Fund, an energy investments company (primarily coal).

     Mr. Pearce is a graduate of the University of South Carolina and the Wharton School of Investment Banking at the University of Pennsylvania. He was appointed to the Company's board of directors on October 4, 2004. Mr. Pearce formerly owned a 0.5% interest in Redwood Grove Capital Management, LLC that is the management company for the two of the Longview Funds (which provide financing to the Company); he relinquished this interest on June 27, 2005.

(e)  Stanley A. Hirschman, Director.

     Mr. Hirschman, age 58, is president of CPointe Associates, Inc. (a private company), an executive management consulting firm that specializes in solutions for companies with emerging technology-based products and is well-versed in the challenges of regulated corporate governance. During the past five years, he has also served the following public companies: former chairman of Mustang Software and a former director of Imaging Diagnostic Systems, Inc. and ObjectSoft Corporation. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative resulting in the acquisition of the company by Quintus Corporation. Prior to establishing CPointe Associates in 1996, he was vice president of operations, Software Etc., Inc. (a public company), a 396-retail store software chain. He also held senior executive management positions with the following public companies: T.J. Maxx, Gap Stores and Banana Republic.

     Mr. Hirschman also serves as an independent director of the following public companies:

     - September 2000 to present: Bravo Foods International Corporation (chairman of the board).

     - October 2004 to present: GoldSpring, Inc.

     - February 2005 to present: Bronco Energy Fund.

     - May 2005 to present: Energy & Engine Technology, Inc., an auxiliary power unit manufacturer.

     - February 2006 to present: Oxford Media, Inc., a developer of digital entertainment systems.

     - March 2006 to present: Dalrada Financial Corp, an employer business solutions provider.

     Mr. Hirschman was appointed to the Company's board of directors on September 23, 2004. He formerly owned a 0.5% interest in Redwood Grove Capital Management, LLC, but relinquished this interest on June 27, 2005.

(f)  Murray H. Williams, Director.

     Mr. Williams, age 35, is the CFO of Interactive Television Networks, Inc. ("ITVN"). ITVN was incorporated in April 2002 and became a publicly traded entity in June of 2003. Mr. Williams began his employment at ITVN on June 3, 2005. ITVN is engaged in an Internet Protocol Television subscription based business that sells an Internet appliance that enables subscribers to view movies and television programs on their television that are delivered via the Internet using proprietary hardware and software. Prior to ITVN, Mr. Williams was a consultant and investor in numerous companies from September 2003 through June 2005. Prior to that, Mr. Williams was the co-founder of Brand Shopping Network, Inc., a shopping service that incorporated in 2001. Prior to Brands Shopping Network, Mr. Williams was one of the founding members of Buy.com, Inc. Between 1998 and 2001, he developed the finance, legal, business development and HR departments. Prior to joining Buy.com, he was employed with KPMG Peat Marwick, LLP from 1993 through 1998, and last served as a manager in their assurance practice. Mr. Williams managed a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions. He was appointed to the Company's board of directors on November 8, 2004.

(g)  Kirk Haney, Director.

     Mr. Haney, age 34, is the founder and CEO of Cloud Break Ventures, LLC, a private investment firm focused on early stage private company and real estate investments. Prior to founding Cloud Break Ventures, Mr. Haney worked in Global Business Development for Cisco Systems, Inc. where he was instrumental in creating Cisco's global security sales strategy. In addition to leading several of Cisco's enterprise and advanced technology sales and engineering teams, he has also been an advisor to Cisco's Corporate Business Development team on various investment and acquisition candidates. Prior to his Cisco experience, which began in 1999, Mr. Haney held senior management positions in sales, marketing and business development for 3Com Corporation and ArrowPoint Communications (acquired by Cisco). He holds a Bachelor of Arts degree in political science from California State University, Long Beach, and an MBA degree from Pepperdine University. Mr. Haney was appointed to the Company's board of directors on October 27, 2004.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2005, and certain written representations from executive officers and directors, the Company is unaware of any required reports that were not timely filed.

Code of Ethics.

     The Company has adopted a code of ethics that applies to its board of directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (see Exhibit 14). The code of ethics in general prohibits any officer, director or advisory person of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. These persons are required to advise the Company in writing of his or her acquisition or sale of any such security.

Committees of the Board of Directors.

(a)  Audit Committee.

     The Company has an Audit Committee. See Item 14 below for a discussion of this committee.

(b)  Nominating Committee.

     The members of the Company's Nominating Committee are Messrs. Pearce and Hirschman, both independent directors. The Nominating Committee has responsibility to: (a) actively seek individuals qualified to become members of the board of directors; (b) from time to time recommend individuals for appointment as directors by the board of directors; (c) set the number of directors that shall constitute the whole board of directors; (d) nominate directors for approval by stockholders at an annual meeting of stockholders or special meeting of stockholders; (e) recommend to the full board of directors the establishment, charter and membership of the various committees of the board of directors; (f) annually evaluate the performance and function of this Nominating Committee; (g) acting with sole authority, retain and terminate any consulting or search firm to be used to identify director candidates, including the sole authority to approve the firm's fees and other retention terms; and (h) annually, review and update its own charter for consideration by the board of directors.

     The Nominating Committee does not have any policy with regard to the consideration of any director candidates recommended by security holders. The Company's board of directors feels that it is appropriate for the Company not to have such a policy since the Company will consider director candidates recommended by security holders anyway and will treat them the same as other recommendations for the board. Security holders wishing to submit such recommendation must put them in writing, addressed to the Company's Secretary, Don Boudewyn.

     The Nominating Committee's process for identifying and evaluating nominees for director, including any recommended by security holders, involves reviewing recommendations among the members and interviewing certain prospective candidates. There are no differences between in the manner in which the committee evaluates nominees based on whether it is recommended by security holders or not.

(c)  Compensation Committee.

     The Company's Compensation Committee consists of Messrs. Williams, Pearce, Hirschman, and Haney, all independent directors. The Compensation Committee has responsibility with respect to reviewing and overseeing the Company's compensation to directors and officers of the Company, including the issuance of any stock to these individuals, reports the results of its activities to the full board of directors.

(d)  Governance Committee.

     The members of the Company's Governance Committee are Messrs. Dix, Boudewyn, Pearce, and Hirschman, two of which are independent. The Governance Committee provides guidance and direction regarding the governance and operation of the Company and assistance to the board of directors in fulfilling the board of director's responsibilities relating to good governance and management.

(e)  Investment Committee.

     The members of the Company's Investment Committee are Messrs. Williams, Pearce, Hirschman, and Haney, all being independent directors of the Company. The Investment Committee has responsibility with respect to reviewing and overseeing the Company's contemplated investments on behalf of the Board and reports the results of its activities to the full board of directors. The Investment Committee has the ultimate authority for and responsibility to evaluate and recommend investments.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
Jerry Dix,     2005     144,000    -       -               -           -               -         -
CEO            2004     136,800    -      159,800(1)       -           -               -         -
               2003     216,000    -       -               -           -               -         -

Don            2005      96,000    -       -               -           -               -         -
Boudewyn,      2004      91,700    -       88,200(2)       -           -               -         -
EVP            2003     144,000    -       -               -           -               -         -

Brian Corty,   2005        -       -       28,000(4)       -           -               -         -
former CTO     2004      63,700    -       59,200(3)       -           -               -         -
               2003     168,000    -         -             -           -               -         -


(1) During 2003 Mr. Dix was paid $47,300 and had an accrued balance of $293,300 at December 31, 2003, which was paid by the restricted shares issued for accrued salaries valued at this amount.

(2) During 2003 Mr. Boudewyn was paid $19,350 and had an accrued balance of $262,650 at December 31, 2003, which was paid by the restricted shares issued for accrued salaries valued at this amount.

(3) Mr. Corty joined the Company in January 2002 and resigned as chief technology officer on September 23, 2004. During 2003 Mr. Corty was paid $83,590 and had an accrued balance of $156,322 at December 31, 2003, which was paid by the restricted shares issued for accrued salaries valued at this amount.

(4) Pursuant to the terms of Mr. Corty's separation agreement, the Company retained Mr. Corty as an independent consultant for the period of January 1 - June 30, 2005. Mr. Corty was paid $4,000 per month under the terms of that certain agreement.

     None of the other current or former officers or directors of the Company have received compensation exceeding $100,000 over the past three fiscal years.

Employment Agreements.

     All prior employment agreements between Mr. Dix and Mr. Boudewyn expired on February 1, 2005. The Company intends in the future enter into new employment agreements with these individuals.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005 provided for or contributed to by the Company.

     (b) With the exception of director compensation, no remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director. The Company's independent directors, under their agreements with the Company (see Exhibit 10.6), receive $3,000 per month ($36,000 per year). All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 24, 2006 (4,454,403 shares issued and outstanding (1)) (there is also outstanding as of that date: (a) 3,000,000 shares of Series A preferred stock, none of which is convertible before October 7, 2007; and (b) 250,000 shares of Series B preferred stock, all of which is currently convertible into shares of common stock (7)) by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii) all officers and directors of the Company, individually and as a group:

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                                                     Owner(2)           (3)

Common Stock     Jerry Dix                          120,787 (4)        2.71%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Common Stock     Don Boudewyn                        86,912 (5)        1.95%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Common Stock     Lawrence C. Early                        0            0.00%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Common Stock     Phil E. Pearce                           0            0.00%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Common Stock     Stanley A. Hirschman                     0            0.00%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Common Stock     Murray H. Williams                       0            0.00%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Common Stock     Kirk Haney                               0            0.00%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Common Stock     All Directors and                  207,699            4.66%
                 Executive Officers as a
                 Group (7 persons)

Series A
Preferred
Stock            Jerry Dix                        1,800,000           60.00%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Series A
Preferred
Stock            Don Boudewyn                     1,200,000           40.00%
                 4136 Del Rey Avenue
                 Marina del Rey, California
                 90292

Series A
Preferred
Stock            All Directors and                3,000,000 (6)      100.00%
                 Executive Officers as a
                 Group (2 persons)

(1) Reflects the 1 for 350 reverse split of the Company's common stock that was effective on November 23, 2005.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(3) Applicable percentage ownership of common stock is based on 4,454,403 shares issued and outstanding as of March 24, 2006 divided by the total common stock for each beneficial owner. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(4) All shares held by Jerry and Karen Dix, joint tenants with right of survivorship, except for 305 (post reverse split) shares held by Market Force, Inc. of which Mr. Dix and Steven Lipman have shared voting and investment control. The Company previously issued 10,270 (post reverse split) restricted shares of common stock to Mr. Dix for the accrued portion of salaries for the fourth quarter of fiscal 2004. The Company requested the return of the shares issued so as to comply with the requirements of Section 63 of the 1940 Act, and they have been cancelled.

(5) Of the total, 3,384 (post-reverse split) shares are held by Wireless Xstream Technologies Ltd., which is controlled by Mr.
Boudewyn. The Company previously issued 5,530 (post reverse split) restricted shares of common stock to Mr. Boudewyn for the accrued portion of salaries for the fourth quarter of fiscal 2004. The
Company requested the return of the shares issued so as to comply with the requirements of Section 63 of the 1940 Act, and they have been cancelled.

(6) The Series A preferred stock, issued on October 7, 2004, is convertible after three years following its issuance, providing the holder is still employed by the Company. Each share of Series A Preferred Stock is convertible at the rate of 800 shares of common stock for each full share of convertible preferred stock. Under the terms of the certificate of designation governing these shares, the conversion ratio was not changed upon the reverse split of the Company's common stock on November 23, 2005. There are no other plans or arrangements to issue any additional Series A Preferred Stock at this time.

(7) The Series B preferred stock is convertible into shares of the Company's common stock at a conversion price equal to the lesser of:
(i) if converted without benefit of a registration statement, 75% of the lowest close bid of the common stock as reported by the market or exchange on which the common stock is listed or quoted for trading or quotation on the date in question for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; (ii) if converted with the benefit of a registration statement, 85% of the lowest close bid of the common stock as reported by the trading market for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; and (iii) the face amount per share.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has previously adopted three equity compensation plans (none of which has been approved by the Company's stockholders): the 2004 Non-Employee Directors and Consultants Retainer Stock Plan, the Non-Employee Directors and Consultants Retainer Stock Plan, and the Stock Incentive Plan. Since the Company converted to a BDC in 2004, and under the 1940 Act it was prohibited from issuing stock or options for services, management made the decision after such conversion not to issue any further shares under these three plans and to deregister all of the remaining registered shares under each of these plans by a Form S-8 POS (filed on March 28, 2006).

(a)  Stock and Option Plan.

     On December 21, 2005, the Company adopted a 2006 Stock and Option Plan (amended and restated in January 2006), since it is no longer subject to the provisions of the 1940 Act, and registered shares under this plan with the filing of a Form S-8. This plan replaces one adopted by the company in December 2005. The purpose of the Plan is to promote the interests of the Company and its stockholders by attracting and retaining Employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders. A total of 1,200,000 shares have been registered under this plan under Form S-8's filed with the SEC (1,000,000 as of December 31, 2005). As of December 31, 2005, no shares had been issued.



                                 Equity Compensation Plan Information
                                      as of December 31, 2005
                                                                                      Number of
                                                                                      securities
                                                                                      remaining
                                 Number of                                        available for future
                              securities to be                                        issuance under
                                issued upon            Weighted-average                   equity
                                exercise of            exercise price of               compensation
                                outstanding              outstanding                plans (excluding)
                              options, warrants        options, warrants          securities reflected
                                 and rights              and rights                  in column (a)
Plan category                      (a)                      (b)                           (c)
Equity compensation
plans approved by
security holders                  0                         0                              0

Equity compensation
plans not approved by
security holders                  0                         0                     Stock and Option Plan:
                                                                                  1,000,000

Total                             0                         0                     Stock and Option Plan:
                                                                                  1,000,000


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest, other than as set forth below.

     It has been represented to the Company that the Longview Funds have made investments into GoldSpring, Inc.. There are no transactions between the Company and GoldSpring, Inc. (on which Mr. Hirschman serves on the board of directors, and Mr. Pearce served on the board of directors from October 2004 to October 2005).

     (a) In March 2004, the Company borrowed $250,000 under convertible notes payable, of which $100,000 came from management or individuals related to certain management personnel ($50,000 came from Mr. & Mrs. Trepp, Mr. Trepp being the former president, $25,000 from Paul Zygielbaum, a former employee of the Company, and $25,000 from Thomas Janes, who is the father in law of Donald Boudewyn, the Company's executive vice president).

     (b) In March 2004, the Company issued 2,857 (post reverse split) restricted shares of common stock to Mr. Corty, a former director, for expenses incurred on behalf of the Company in the amount of $23,950.

     (c) On June 30, 2004 and September 30, 2004, the Company issued a total of 6,443 (post reverse split) shares of common stock to Mr. Corty for accrued salaries for 2002, 2003 and 2004.

     (d) On September 29, 2004, the Company's board of directors appointed Stanley A. Hirschman as an independent board member. Mr. Hirschman formerly owned a 0.5% interest in Redwood Grove Capital Management, LLC that is the management company for the Longview Equity Fund, L.P. and the Longview International Equity Fund, L.P. (which provided funds to the Company under convertible notes); he relinquished this interest on June 27, 2005.

     (e) On October 4, 2004, the Company's board of directors appointed Phil E. Pearce as an independent board member. Mr. Pearce formerly owned a 0.5% interest in Redwood Grove Capital Management, LLC; he relinquished this interest on June 27, 2005.

     (f) On October 6, 2004, the Company's Compensation Committee granted and the Company issued Series A preferred stock to Mr. Dix and Mr. Boudewyn totaling 3,000,000 shares. Each share of Series A preferred stock is convertible initially at the rate of 800 shares of common stock for each full share of preferred stock (under the terms of the certificate of designation governing these shares, the conversion ratio was not changed upon the reverse split of the Company's common stock on November 23, 2005).

     Each share of outstanding Series A preferred stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series A preferred stock is then convertible pursuant to the provisions hereof at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares are convertible after three years from issuance. See Exhibit 4.17.

     A third party conducted an evaluation prior to the issuance and concluded that the value of the preferred shares was $200,000, $33,334 and $50,000 of which was expensed for the years ended December 31, 2005 and 2004. The difference of $116,666 is carried as unearned compensation in the Consolidated Statement of Stockholders' Deficit.

     (g) During the year ended December 31, 2004, the Company issued a total of 96,171 (post reverse split) restricted shares of common stock to Mr. Dix for accrued salaries for 2002, 2003 and 2004. During the year ended December 31, 2004, the Company issued a total of 80,670 (post reverse split) restricted shares of common stock to Mr. Boudewyn for accrued salaries for 2002, 2003 and 2004. The Company has since requested the return of the shares issued so as to comply with the requirements of the 1940 Act. The Company has since received the shares issued to Mr. Dix and Mr. Boudewyn, which have been cancelled (the value of the shares has been reflected as a liability so as to comply with the 1940 Act).

     (h) On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to 5G Wireless Solutions, Inc., the portfolio company. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal 2004.
The Company has since requested the return of the shares issued so as to comply with the requirements of the 1940 Act. The Company has since received the shares issued to Mr. Dix and Mr. Boudewyn, which have been cancelled.

     (i) During 2005 and 2004, the Company used the credit lines of Service Group, which is a company controlled by Mr. Dix, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the Company's directors are engaged in other businesses, either individually or through corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such directors. The Company will attempt to resolve such conflicts of interest in the Company's favor.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Squar, Milner, Reehl &
Williamson, LLP ("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-Q's: 2005: $125,200; and 2004: $67,000.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2005: $22,500; and 2004: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2005: $5,000; and 2004: $9,000.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of Messrs. Williams, Pearce, Hirschman, and Haney, all being independent directors. The audit committee has adopted a written charter. Mr. Williams has been designated the Audit Committee's "financial expert" in compliance with
Item 401(h) of Regulation S-K.

     The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, but are limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the Company's annual report on Form 10-K.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5G Wireless Communications, Inc.


Dated:  April 5, 2006                  By: /s/  Jerry Dix
                                       Jerry Dix, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

         Signature                    Title                        Date

/s/  Jerry Dix             Chief Executive Officer/Director      April 5, 2006
Jerry Dix

/s/  Don Boudewyn          Executive Vice                        April 5, 2006
Don Boudewyn               President/Secretary/Treasurer
                           Director

/s/  Lawrence C. Early     Chief Financial Officer               April 5, 2006
Lawrence C. Early

/s/   Phil E Pearce        Director                              April 5, 2006
Phil E Pearce

/s/  Stanley A. Hirschman  Director                              April 5, 2006
Stanley A. Hirschman

/s/  Murray H. Williams    Director                              April 5, 2006
Murray H. Williams

/s/  Kirk Haney            Director                              April 5, 2006
Kirk Haney

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
5G Wireless Communications, Inc.

We have audited the accompanying consolidated balance sheets of 5G Wireless Communications, Inc. (the "Company"), as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company incurred net losses of approximately $4,025,000 and $4,989,000 during the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of approximately $22,785,000 as of December 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/  Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California
March 13, 2006


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
5G Wireless Communications, Inc.

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


/s/ Carter & Balsam
Sherman Oaks, California
May 13, 2004


                     5G WIRELESS COMMUNICATIONS, INC.
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2005 and 2004

                                ASSETS
                                                        2005          2004

Cash                                                   $  85,357   $   736,904
Accounts receivable, net of allowance for
doubtful accounts of $33,857 and $29,794,
respectively                                             328,897       243,884
Inventory                                                120,481        33,809
Other current assets                                      16,625         6,134
   Total current assets                                  551,360     1,020,731
Property and equipment, net of accumulated
depreciation and
amortization of $274,841 and $203,216,
respectively                                              80,798       106,579

Total assets                                           $ 632,158   $ 1,127,310

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accounts payable and accrued liabilities               $ 616,553   $   427,919
Notes payable                                             10,000        48,733
Accrued interest on convertible notes and
notes payable                                            191,774        92,368
Other liabilities                                        424,769             -
Convertible notes, net of discounts (including
related party amounts totaling $75,000 and $100,000
at December 31, 2005 and 2004, respectively)           1,550,103     1,191,916
Total current liabilities                              2,793,199     1,760,936

Stockholders' deficit:
Preferred series "A" convertible stock,
$0.001 par value; 3,000,000 shares
authorized; 3,000,000 shares outstanding                  3,000         3,000
Common stock, $0.001 par value;
5,000,000,000 shares authorized; 3,697,597 (1)
and 2,488,678 (1) shares outstanding,
respectively.                                             3,698         2,489
Additional paid in capital                           20,734,610    18,271,556
Common stock held in escrow                              (1,016)       (1,016)
Unearned compensation                                  (116,666)     (150,000)
Accumulated deficit                                 (22,784,667)  (18,759,655)
Total stockholders' deficit                          (2,161,041)     (633,626)
Total liabilities and stockholders' deficit         $   632,158    $1,127,310

(1) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

The accompanying notes are an integral part of these consolidated financial statements


                     5G WIRELESS COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003



                                                                    2005          2004          2003
Revenues                                                            $1,618,932    $  651,450   $167,302
Cost of revenues                                                       337,003       199,611    137,314
Gross profit                                                         1,281,929       451,839     29,988

Operating expenses:
General and administrative                                           1,464,945       553,453    238,690
Salaries and related                                                   627,385       835,999    657,042
Research and development                                               209,543         9,837          -
Professional/consulting services                                     1,194,878     3,217,407  1,145,653
Depreciation                                                            71,625        87,883     71,278
Total operating expenses                                             3,568,376     4,704,579  2,112,663

Operating loss                                                      (2,286,447)   (4,252,740)(2,082,675)

Interest expense (including amortization of financing
costs and debt discounts)                                           (1,695,347)     (736,460)   (77,019)

Derivative expense                                                     (43,218)            -          -

Net loss                                                           $(4,025,012)  $(4,989,200)$(2,159,694)

Loss per common share:
Basic and diluted (1)                                              $     (1.38)  $     (3.80)$     (6.30)

Weighted average shares outstanding (1):                             2,910,748     1,313,272     342,981


(1) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

The accompanying notes are an integral part of these consolidated financial statements


                             5G WIRELESS COMMUNICATIONS INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003



                  Series A Preferred Stock     Common Stock (1)      Additional      Common
                    ($0.001 Par Value)        ($0.001 Par Value)      Paid In      Stock Held In   Unearned   Accumulated
                    Shares      Amount        Shares     Amount       Capital         Escrow        Comp        Deficit      Total
Balance,
December 31,
2002                    -    $       -        471,207  $    471     $10,811,044   $       -      $       -  $(11,610,761) $(799,246)

Shares issued for:
Services                -            -        176,265       176       1,158,709           -              -             -  1,158,885
Debt conversion         -            -        177,683       178         415,747           -              -             -    415,925
Cash for common         -            -         21,963        22         353,478           -              -             -    353,500

Net loss                -            -              -         -               -           -              -    (2,159,694)(2,159,694)

Balance,
December 31,
2003                    -            -       847,118        847      12,738,978           -              -  (13,770,455)(1,030,630)

Shares issued for:
Services                -            -       440,585        441      2,428,505            -              -            -  2,428,946
Debt conversion         -            -       181,287        181        587,207            -              -            -    587,388
Cash for common         -            -         3,815          4         21,624            -              -            -     21,628
Shares held in
Escrow                                     1,015,873      1,016              -       (1,016)             -            -          -

Services for
preferred stock  3,000,000       3,000             -          -        197,000            -        (200,000)          -           -

Debt discount
related to
beneficial
conversion
features                 -           -             -          -     2,298,242             -               -              2,298,242

Amortization of
preferred stock
unearned
compensation             -           -             -          -             -             -         50,000            -     50,000

Net Loss                 -           -             -          -             -             -               - (4,989,200) (4,989,200)

Balance,
December 31,
2004            3,000,000       3,000      2,488,678      2,489    18,271,556        (1,016)       (150,000) (18,759,655) (633,626)

Shares issued for:
Services                -           -        147,325        147       130,098             -               -            -   130,245
Debt conversion         -           -      1,081,838      1,082     1,110,936             -               -            - 1,112,018

Amortization of
preferred stock
unearned
compensation            -           -             -          -              -             -          33,334            -    33,334

Shares returned by
Shareholders            -           -       (20,244)       (20)       (77,980)            -               -            -  (78,000)

Debt discount
related to
beneficial
conversion
features               -            -            -           -      1,300,000             -              -            - 1,300,000

Net Loss               -            -            -           -              -             -              - (4,025,012)(4,025,012)

Balance,
December
31, 2005       3,000,000    $   3,000    3,697,597      $3,698    $20,734,610     $  (1,016)   $ (116,666)$(22,784,667)$(2,161,041)


(1) Number of shares adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

The accompanying notes are an integral part of these consolidated financial statements

                     5G WIRELESS COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003



                                                                    2005          2004          2003
Cash flows from operating activities:
Net loss                                                          $ (4,025,012)  $ (4,989,200) $(2,159,694)
Adjustments to reconcile net loss
to net cash used in operating activities:
Deprecation and amortization                                            71,625         87,883       71,278
Bad debt expense                                                       775,547              -            -
Common stock for services                                              130,245      2,428,946    1,158,884
Amortization of unearned compensation                                   33,334         50,000            -
Derivative liability expense                                            43,218              -            -
Amortization of BCF/discount on convertible notes                    1,309,171        627,067            -
Changes in operating assets/liabilities:
Accounts receivable                                                   (860,560)      (236,779)      (6,301)
Inventories                                                            (86,672)       (29,309)      (4,500)
Other current assets                                                   (10,491)             -            -
Prepaid expenses                                                             -         72,056            -
Other assets                                                                 -              -      (62,340)
Accounts payable and accrued liabilities                               110,634       (579,046)      586,922
Accrued interest                                                       260,440        232,478            -
Other liabilities                                                      381,551              -            -
Net cash flows used in operating activities                         (1,866,970)    (2,335,904)    (415,751)

Cash flows from investing activities:
Purchase of property and equipment                                     (45,844)      (100,356)     (46,337)
Net cash flows used in investing activities                            (45,844)      (100,356)     (46,337)

Net cash flows from financing activities:
Proceeds from notes payable                                                  -         85,000       80,000
Repayments on notes payable                                            (38,733)      (125,634)           -
Net proceeds from convertible notes payable                          1,300,000      2,980,500      235,000

Net cash received for common stock                                           -         21,628      353,500
Net cash flows provided by financing activities                      1,261,267      2,961,494      668,500
Net increase (decrease) in cash                                       (651,547)       525,234      206,412

Cash, beginning of year                                                736,904        211,670        5,258

Cash, end of year                                                 $     85,357     $  736,904    $ 211,670

Supplemental disclosure of cash flow information:
Cash paid for income taxes:                                       $      1,723     $      800    $     800
Cash paid for interest                                            $          -     $        -    $  77,019

Supplemental disclosure of noncash investing and
financial activities:
Conversion of debt to common stock                                $ 1,112,018      $  587,388    $       -
Common stock issued and held in escrow                            $         -      $  355,556    $       -
Preferred stock issued for unearned compensation                  $         -      $  200,000    $       -
BCF/discount on convertible notes payable                         $ 1,300,000      $2,298,242    $       -


See accompanying notes to consolidated financial statements for additional disclosures of non-cash investing and financing activities

The accompanying notes are an integral part of these consolidated financial statements


                     5G WIRELESS COMMUNICATIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.

5G Wireless Communications, Inc. ("5G Wireless"), through its wholly-owned subsidiary, 5G Wireless Solutions, is a developer and manufacturer of wireless telecommunications equipment operating on the 802.11a/b/g frequency. 5G Wireless and its wholly owned subsidiary are collectively referred to as the "Company".

5G Wireless was incorporated as Tesmark, Inc. in September 1979. In November 1998, it changed its state of incorporation from Idaho to Nevada and in January 2001 changed the name to 5G Wireless Communications, Inc. In March 2001, 5G Wireless acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, it acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, it shifted its strategy from that of a service provider to an equipment manufacturer, or OEM.

On October 19, 2004, 5G Wireless elected, by the filing of a Form N-54A with the Securities and Exchange Commission ("SEC") to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 31, 2004, certain assets and certain liabilities of 5G Wireless were transferred into 5G Wireless Solutions, Inc. in exchange for 100% of its outstanding common shares.

On June 3, 2005, 5G Wireless' board of directors unanimously determined that it would be in the best interests of 5G Wireless and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the Securities and Exchange Commission on September 19, 2005, 5G Wireless sought approval from the stockholders, at the annual stockholder's meeting on October 20, 2005, for the following (among other things):
(a) to terminate 5G Wireless' status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

On October 20, 2005, 5G Wireless' stockholders approved (among other things) (a) the termination of 5G Wireless' status as a business development company under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, 5G Wireless filed a Form N-54C with the SEC terminating its status as a BDC. Accordingly, the accompanying balance sheets as of December 31, 2005 and 2004 have been presented on a consolidate basis. The balance sheet included in the Company's financial statements for the year ended December 31, 2004, previously included in its annual report on Form 10-KSB for the year ended December 31, 2004, was presented on a non-consolidated basis in accordance with Regulation S-X, Rule 6-03.

On November 3, 2005, the Company's Board of Directors approved a 1 for 350 reverse stock split of the Company's common stock. Common shares outstanding prior to and after the reverse stock split totaled 1,169,494,405 and 3,341,419 shares, respectively. The November 23, 2005 reverse stock split has been retroactively reflected in the accompanying financial statements for all periods presented. Unless otherwise indicated, all references to outstanding common shares, including common shares to be issued upon the exercise of warrants and convertible notes payable, refer to post-split shares.

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into 5G Wireless Communications, Inc.

Going Concern Basis of Presentation.

The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations, to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

During the years ended December 31, 2005 and 2004, the Company incurred losses of approximately $4,025,000 and $4,989,000, respectively, and the Company has an accumulated deficit of approximately $22,785,000 as of December 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2006 and to pursue all available fundraising alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy and to, when appropriate, allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company's equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require it to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which will help it manage its liquidity but may also result in dilution to existing stockholders.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts, inventory and warranty reserves, realization of long-lived assets and deferred tax asset valuation allowance. Actual results could differ from those estimates.

Principles of Consolidation.

The consolidated financial statements as of and for the years ended
December 31, 2005 and 2004 include the accounts of 5G Wireless and its wholly owned subsidiary, 5G Wireless Solutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At December 31, 2005, the Company had cash of $85,357.

Inventory.

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value.

Such net realizable value is based on management's forecasts for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than amounts shown in the accompanying consolidated balance sheets.

Property and Equipment.

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-10 years for machinery and equipment and 3-5 years for office furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2005, there were no uninsured funds.

The Company's customers are located in many parts of the world. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company's policy to accrue interest on past due receivables. At December 31, 2005, an allowance for doubtful accounts of $33,857 is maintained to address such losses, if any.

In 2004, the Company had no material customers due to a lack of product sales. For the year ended December 31, 2005, there were two customers that accounted for more than 10% of the Company's revenues:
SRS (10%) and IAMA (30%). Both major customers closed operations in the year 2005, and the Company recognized approximately $630,500 in bad debt related to these uncollectible receivables.

In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to expense. At December 31, 2005, the Company carries an allowance for doubtful accounts of $33,857. In addition, during 2005, receivables totaling $775,547 were written off and charged to expense.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

Revenue Recognition.

Revenues result principally from the sale and installation of wireless radio equipment to customers. Equipment sales are recognized when products are shipped. The Company recognizes revenues in accordance with Staff Accounting Bulleting ("SAB") No. 104, "Revenue Recognition," when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company's price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectibility is reasonably assured.

Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between the Company and its customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave the Company's shipping dock or (b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer's first order.

The Company offers installation services to customers and charges separately when such services are purchased. Installation by the Company is not required for the functionality of the equipment. Consequently, installation services are considered a separate unit of accounting under Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") No. 00-21,"Revenue Arrangements with Multiple Deliverables."

Basic and Diluted Loss Per Common Share.

Under SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share does not take into account the effect 1,191,095 and 880,381 for 2005 and 2004, respectively aggregate shares such as restricted shares, convertible securities and warrants, which could be considered to be potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The fair value of the convertible notes amounts to $1,608,097, based on the Company's incremental borrowing rate. The carrying value of the derivative liability associated with the convertible notes approximates its fair value based on assumptions using the Black-Scholes model.

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Information related to these related party instruments is included in Notes 4 and 8. Management believes it is not practical to estimate the fair value of these related-party instruments because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Stock-Based Compensation Arrangements.

The Company accounts for stock issued to non-employees for services under SFAS No. 123, "Accounting for Stock Based Compensation. Under SFAS No. 123, stock compensation expense is recorded based on the fair value of equity instruments, or the fair value of the services, whichever is more clearly determinable. Accordingly, the Company incurred total stock based compensation expense of $130,245 in 2005 and $2,478,946 in 2004. Of this amount $1,100,587 related to employees and directors and $1,378,359 related to third parties in 2004. As of December 31, 2005, there were no options outstanding to employees, directors or others.

Warranty.

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company's financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2005, warranty reserve approximated $26,161, which is recorded under other current liabilities on the consolidated balance sheet.

Shipping and Handling Costs.

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Research and Development.

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the years ended December 31, 2005 and 2004 were $209,543 and $9,837, respectively.

Segment Disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At December 31, 2005, 2004, and 2003, the Company operates in one segment.

The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's consolidated statements of operations.
Geographical information follows:



                                                             Years Ended December 31,
                                                       2005            2004          2003
Sales to external customers:
United States                                         $1,529,686       $  636,950    $  167,302
Asia                                                      14,246                -             -
Africa                                                    75,000           14,500             -

Total sales to external customers                     $1,618,932       $  651,450    $  167,302

Tangible assets by area:
United States                                         $   80,797       $   66,495    $    6,062
All other geographic regions                                   -                -             -

Total tangible assets                                 $   80,797       $   66,495    $    6,062


Reclassifications.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Discount on Convertible Notes and Preferred Stock.

Discounts on convertible notes and preferred stock are principally attributable to the value of the beneficial conversion feature of the notes due to the provision that allows for the exercise of the debenture prices materially lower than the market value. These discounts are accounted for in accordance with EITF No. 00-27 issued by the American Institute of Certified Public Accountants.

Derivative Liabilities.

The Company evaluates free-standing instruments indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock", EITF No. 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19", and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis.

The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument," subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to earnings.

Significant Recent Accounting Pronouncements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of Accounting Resources Board ("ARB") No. 43, paragraph 5 previously stated that ".under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005. Management does not believe this pronouncement will have a significant impact on its future financial statements.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small business issuers, as defined in Item 10 of Regulation S-B are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005 (the Company became a small business issuer upon its de-election as a BDC, but must complete the fiscal year as a regular filer under Form 10-K). Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not determined the future effect of this pronouncement on its future financial statements.

The FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management does not believe that this pronouncement will have a significant effect on its future financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. Among other things, SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. SFAS No. 155 also clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. Management does not believe this pronouncement will have a significant impact on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

2.  INVENTORY

Inventory at December 31, 2005 and 2004 consisted entirely of raw materials.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:

                                                 2005              2004

Machinery and equipment                          $275,872         $ 37,280
Software and computers                             75,019          267,768
Building improvements                               4,747            4,747
                                                  355,638          309,795

Less accumulated depreciation and amortization   (274,841)        (203,216)

                                                 $ 80,798         $106,579

4.  NOTES PAYABLE

Notes payable and convertible notes payable consist of the following at December 31, 2005 and 2004:

                                                       2005            2004
Note payable, interest bearing at 10%
per annum with principal and interest
payment of $2,500 monthly, maturing
in July, 2006                                        $  10,000       $  48,733

$135,000 convertible note, bearing
interest at 8% per annum, repaid in
July, 2005                                                   -          50,000

$250,000 convertible note, bearing
interest at 9% per annum, net of
discounts of $4,411 and $103,458
respectively, maturing in March, 2006                   75,000         146,542

$805,000 convertible note, bearing
interest at 9% per annum, net of
discounts of $9,310 and $46,562
respectively due through April, 2006                   541,290         758,438

$2,000,000 convertible note, bearing
interest 5%, net of discount of
$871,520 and $625,953 of principal
converted, maturing in September,
2007                                                   502,525         236,936

$1,000,000 convertible note, bearing
interest at  prime plus 4%, net of
discount of $621,800 and $13,040 of
principal converted, maturing in
March, 2007                                           365,160                -

$300,000 convertible note, bearing
interest at prime plus 4%, net of
discount of $233,872 maturing in
July, 2007                                             66,128                -

Total                                              $1,560,103       $1,240,649

$250,000 Convertible Notes.

In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or individuals related to certain management personnel. All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share.

In connection with the $250,000 Convertible Notes, the Company granted warrants to purchase 1,904 (post reverse split) shares of the Company's restricted common stock based on a formula subject to a floor of $0.001 per share. The warrants vested upon grant and expire in March 2006. The conversion feature embedded in the notes and the warrants can be settled in unregistered shares pursuant to EITF No. 00-19.

The convertible feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio," and EITF No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes. Amortization expense during the years ended December 31, 2005 and 2004 approximated $100,000 and $73,000, respectively. There was no amortization expense in 2003. Of the $250,000 in proceeds, $100,000 came from related parties, including officers. The note holders are eligible to receive a warrant for 40% of the vested amount for two years.

$805,000 Convertible Notes.

In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share.

The conversion feature embedded in the notes can be settled in unregistered shares pursuant to EITF No. 00-19 and meets the scope exception of paragraph 1(a) of SFAS No. 133.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which has been recorded as a debt discount and is being amortized to interest expense over the life of notes. During the years ended December 31, 2005 and 2004, the Company amortized approximately $37,190 and $28,000 of such amount, respectively. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes.

$2,000,000 Convertible Notes.

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and
Longview International Equity Fund, LP whereby these investors purchased up to $2,000,000 of principal amount of promissory notes, bearing interest at 5% per annum, of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion prices is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A and Class B share warrants to purchase shares of common stock, as described below. See also "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated Damages," below.

$1,000,000 of promissory notes was purchased on the initial closing date ("Initial Closing Purchase Price") and the second $1,000,000 of the purchase price ("Second Closing Purchase Price") was paid within five business days after the date upon which the Company was able to issue to the subscribers free trading unrestricted common stock as a "business development company" as defined in Rule 602(a) of Regulation E under the Securities Act of 1933 which took effect on November 6, 2004. On November 9, 2004, the Company received the $1,000,000 that was the balance of the $2,000,000 convertible note.

The convertible note holders received Class A and Class B share warrants to purchase shares of common stock based on the following formulas:

(1) Class A Warrants

30 Class A Warrants will be issued for each 100 shares which would be issued on each closing, assuming the complete conversion of the notes issued on each such closing date at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $7.14 (post reverse split) and is exercisable until five years after the issue date of the Class A Warrants.

(2) Class B Warrants

The Company will issue and deliver 125 Class B Warrants to the subscribers for each $1.00 of purchase price invested on each closing date. The per warrant share exercise price to acquire a share upon exercise of a Class B Warrant is $7.00 (post reverse split) and is exercisable until three years after the issue date of the Class B Warrant.

As part of this funding arrangement, Jerry Dix and Don Boudewyn, the Company's chief executive officer and executive vice president, respectively, have agreed that for the period of 180 days after the Second Closing Date during which such registration statement shall have been current and available for use in connection with the public resale of the shares and warrant shares, they will not sell or otherwise dispose of any shares of common stock or any options, warrants or other rights to purchase shares of common stock or any other security of the Company which they own or have a right to acquire, other than (i) in connection with an offer made to all stockholders of the Company or any merger, consolidation or similar transaction involving the Company, or (ii) with the prior written consent of the investors and the Company, which shall not be unreasonably withheld.

The convertible feature of the $2,000,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $2,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on these notes during the year ended December 31, 2005 and 2004 approximated $1,300,000 and $404,000, respectively. There was no amortization expense in 2003.

$1,000,000 Convertible Notes.

On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview
International Equity Fund, LP whereby these investors purchased up to $1,000,000 of principal amount of promissory notes, bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin
Board for the ninety trading days preceding the conversion date, or
(ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. See also "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated
Damages," below.

The convertible note holders will receive Class A share warrants to purchase shares of common stock based on the following formulas:

30 Class A Warrants will be issued for each 100 shares which would be issued on each closing, assuming the complete conversion of the notes issued on each such closing sate at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $3.50 (post reverse split) and is exercisable until five years after the issue date of the Class A Warrants.

The convertible feature of the $1,000,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the year ended December 31, 2005 approximated $378,200.

$300,000 Convertible Notes.

On July 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview
International Equity Fund, LP whereby these investors purchased up to $300,000 of principal amount of promissory notes, bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin
Board for the ninety trading days preceding the conversion date, or
(ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. See also "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated
Damages," below.

The convertible note holders will receive Class A share warrants to purchase shares of common stock based on the following formulas:

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

The convertible feature of the $300,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF 98-5 and EITF 00-27, the Company has estimated the fair value of such BCF to be approximately $300,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the year ended December 31, 2005 approximated $66,128.

During 2005 and 2004, approximately $1,100,000 and $407,000, respectively, of principal balance of convertible notes payable were converted into common stock (see Note 4), including $75,000 and $100,000, respectively, from debt agreements entered into during 2003.

Registration Rights.

The Longview notes and related warrant agreements contain provisions whereby the holders of notes and warrants are entitled to registration rights in the event the Company's Regulation E exemption from registration ceases to be effective. This exemption (evidence by a Form 1-E filed when the Company operated as a BDC), ceased to be effective on October 22, 2005. Specifically, the Company must register with the SEC the shares issuable pursuant to the notes' conversion feature and warrants. In the event the Regulation E exemption ceases to be effective, within 60 days of ceasing effectiveness, the Company must file a registration statement with the SEC and within 90 days, it must have such registration statement be effective.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the notes' principal balance) until such time as a registration statement is effective.

Classification of Conversion Feature and Warrants.

Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most "economic alternative" and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under View C of EITF No. 05-04, the Company accounts for the liquidated damages separately from these two other derivative liabilities. Management estimated the value of the warrants using a Black-Scholes model. Because the warrants have an exercise price greater than the trading price of the Company's stock on October 22, 2005, the warrants value was calculated to be insignificant. Management estimated the value of the conversion feature, after consultation with a valuation expert, taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company's outstanding shares at any time), estimated conversions during the term of the notes and discounting the cash flows using discount rates of 75%. Management has established a liability and has estimated the change in the fair value of the conversion feature between October 2005 and December 31, 2005 to be $43,218, which is reflected as derivative expense.

Liquidated Damages.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the Longview notes' principal balance) until such time as a Form SB-2 registration statement is effective. The Company has accrued $131,551 in liquidated damages, which is included in Other Liabilities in the accompanying consolidated balance sheet at December 31, 2005.

Maturities

Principal maturities of notes and convertible notes (assuming no conversion) are as follows for the years ending December 31:

2006      $2,009,647
2007       1,286,960
2008               -
2008               -
2009               -
thereafter         -

          $3,296,607

5.  STOCKHOLDERS EQUITY (DEFICIT)

Preferred Stock.

Series A.

The Company has 3,000,000 shares of Series A preferred stock authorized. On October 6, 2004, the Company's Compensation Committee granted and the Company issued Series A preferred stock to Mr. Dix and Mr. Boudewyn totaling 3,000,000 shares. Each share of Series A preferred stock is convertible at the rate of 800 shares of common stock for each full share of preferred stock (under the terms of the certificate of designation governing these shares, the conversion ratio was not changed upon the reverse split of the Company's common stock on November 23, 2005).

Each share of outstanding Series A preferred stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series A preferred stock is then convertible pursuant to the provisions hereof at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares are convertible after three years from issuance.

A third party conducted an evaluation prior to the issuance and concluded that the value of the preferred shares was $200,000, $33,334 of which was expensed for the year ended December 31, 2005. The difference of $116,666 is carried as unearned compensation in the Consolidated Statement of Stockholders' Deficit.

Series B.

During November and December 2005 , the Company received an aggregate $250,000 in cash as an investment in Series B preferred stock, which was approved by the Company's board of directors and designated in January 2006. At December 31, 2005, such amount is included in Other Liabilities in the accompanying consolidated balance sheet. See Note 9 for a description of the Series B preferred stock.

Common Stock

During the year ended December 31, 2005, the Company issued 147,325 (post reverse split) shares of common stock on exchange for services valued at approximately $130,000. Additionally, during the year 2005, the Company issued a total of 1,081,838 (post reverse split) shares of common stock due to the conversion of notes and accrued interest having a total value of $1,112,018. Value was based on the terms of an agreement or if no value is given for the shares, the closing market price on the dates of grant.

On November 16, 2004, the Company issued 985,221 restricted shares of common stock valued at approximately $10,000 ($0.01015 per share) to an investor. In addition, the investor received four warrants to purchase a minimum of $10,000, but not greater than $250,000, in shares of common stock during each quarterly period during the 2005 calendar year. This purchase of shares is in connection with a license agreement entered into by the parties, dated February 19, 2004.

On September 16, 2004, the Company filed a Certificate of Amendment to Articles of Incorporation. This document amended Article III of the Articles of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 5,000,000,000. Under the provisions of the Company's Articles of Incorporation, as amended, this action does not require a vote of stockholders.

During the year ended December 31, 2004, the Company issued 440,585 (post reverse split) shares of common stock for services, which were valued at approximately $2,429,000. Value is based on the terms of an agreement or if no value is given for the shares, the closing market price on the dates of granting will be used. Included in such issuances, were approximately 255,036 (post reverse split) shares issued to certain consultants, employees and directors of the Company in accordance with the related employment agreements valued at approximately $1,100,587 (based on the closing market price on the dates of grant). Approximately 196,880 (post reverse split) shares (valued at approximately $661,000) of the shares issued to certain officers, directors and employees during the year ended December 31, 2004 were issued to settle prior years obligations.

During the year ended December 31, 2004, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued approximately 181,287 (post reverse split) shares of common stock in connection with the conversion of notes payable and accrued expenses totaling approximately $587,000.

On November 3, 2004, the Company placed 1,015,873 (post reverse split) shares in an escrow account pursuant to terms of $2,000,000 convertible notes, described above.

Warrants

From time to time, the Company may grant warrants in conjunction with the issuance of certain financial instruments.

During the years ended December 31, 2005 and 2004, the Company granted warrants to certain convertible note holders to purchase a total of 310,714 (post reverse split) and 866,667 (post reverse split) shares, respectively, of the Company's common stock at exercise prices ranging from $3.50 per share to $11.55 per share (post reverse split).


                                            Number of          Weighted-
                                              Shares           Average
                                            (post reverse      Exercise Price
                                                split)         (post reverse
                                                                   split)

Warrants outstanding and exercisable
at December 31, 2003                           13,714              $3.94

Granted                                       866,667              $7.02

Exercised                                           -                  -

Expired                                             -                  -

Warrants outstanding and exercisable
at December 31, 2004                          880,381              $6.97

Granted                                       310,714              $3.50

Exercised                                           -                  -

Expired                                             -                  -

Warrants outstanding and exercisable
at December 31, 2005                        1,191,095              $6.07

The number of outstanding and exercisable warrants as of December 31, 2005 is provided below:



                                                             Outstanding and Exercisable
                                                       Number of      Weighted-      Weighted-
                                                        Shares         Average        Average
                                                     (post reverse     Exercise      Remaining
Range of Exercise Prices                                 split          Price        Life (years)
(post reverse split)                                                  (post reverse
                                                                         split
$3.50                                                  310,714           $3.50           4.25

$3.94                                                   13,714           $3.94           2.5

$ 7.00-7.14                                            858,008           $7.02           3.25

$11.55                                                   8,659          $11.55           4.25

                                                     1,191,095


Fair Value Disclosure.

The fair value of warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  Years Ended December 31,
                                                  2005               2004

Weighted-average expected life (years)            1.94               0.083
Annual dividend per share                            -                   -
Risk-free interest rate                            4.5%                4.5%
Volatility                                         450%                225%
Weighted-average fair value of
options and warrants granted (post
reverse split)                                    $6.07               $7.02

Because the determination of the fair value of all warrants and options granted includes the factors described in the preceding paragraph, and because additional warrants and option grants are expected to be made each year, the pro forma disclosures included in
Note 1 are not likely to be representative of the pro forma effect on reported net income for future years.

6.  INCOME TAXES

The components of income tax benefits consist of the following:

                                                        2005        2004

Current:
Federal                                                $     -      $       -
State                                                        -              -

Total current                                                -              -

Deferred:
Federal                                                      -              -
State                                                        -              -

Total deferred                                               -              -

                                                       $     -      $       -

At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $19.6 million and state tax net operating loss carryforwards of approximately $9.1 million, respectively. The carryforwards begin to expire in 2011 and 2013, respectively.

The benefit for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                        2005          2004

Computed tax (benefit) expense                      $(1,368,504)  $(1,696,328)
State taxes, net of federal benefit                     (241,501)    (299,352)
Non-Deductible Expenses                                   59,636            -
Valuation allowance                                   (1,550,369)    1,995,680

                                                    $          -  $          -

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2005 and 2004 are as follows:

                                                        2005          2004

Federal and state net operating losses             $7,224,388      $5,236,874
Accruals for financial statement purposes
not currently deductible                               69,042         506,187
Total deferred tax assets                          $7,293,430      $5,743,061
Valuation allowance                                (7,293,430)     (5,743,061)

                                                   $        -      $        -

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

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

In October 2003, the Company negotiated an operating lease agreement for its office and research and development space of approximately 10,560 square feet in Marina Del Rey, California for a five-year term, ending in 2008.

The Company is committed to make future aggregate rental payments under the terms of the lease agreement as noted below.

Year Ending
December 31,

2006                    $     153,368
2007                          152,814
2008                          124,770

Total commitment        $     430,952

Rent expense approximated $146,000 and $148,000 for the years ended December 31, 2005 and 2004, respectively.

Litigation.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

On June 15, 2005, the Company received a summons from third parties seeking damages against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company filed in New York Supreme Court (Chenango County) alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of Company Communications, Inc.) and conducted business from such residence.

Management believes the Company has meritorious claims and defenses to the plaintiffs' claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit.
Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Consequently, No accrual has been made in the accompanying financial statements.

Consulting Agreements.

In connection with the Longview subscription agreement, the Company entered into a consulting agreement with Ghillie Fanaz AG. Under this agreement, the consultant was paid a "commencement bonus" of $100,000. Under this agreement, this consultant helped in:

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

8.  RELATED PARTY TRANSACTIONS

In March 2004, the Company borrowed $250,000 under convertible notes payable, of which $100,000 came from management or individuals related to certain management personnel ($50,000 came from Mr. & Mrs. Trepp, Mr. Trepp being the former president, $25,000 from Paul Zygielbaum, a former employee of the Company, and $25,000 from Thomas Janes, who is the father in law of Donald Boudewyn, the Company's executive vice president). For further details on these loans, please see Note 4, $250,000 Convertible Notes.

In 2004, the Company issued 9,300 restricted shares of common stock to Mr. Corty, a former director, for expenses and accrued salaries for 2002, 2003 and 2004.

On September 29, 2004, the Company's board of directors appointed Stanley A. Hirschman as an independent board member. Mr. Hirschman formerly owned a 0.5% interest in Redwood Grove Capital Management, which is the management company for the Longview funds (which provided $2,000,000 convertible notes described below); he relinquished this interest on June 27, 2005.

On October 4, 2004, the Company's board of directors appointed Phil E. Pearce as an independent board member. Mr. Pearce formerly owned a 0.5% interest in Redwood Grove Capital Management; he relinquished this interest on June 27, 2005.

On October 6, 2004 the Company's Compensation Committee granted and the Company issued 3,000,000 shares of Series A preferred stock to Mr. Dix and Mr. Boudewyn totaling 3,000,000 (prior to the election to be a BDC). See Note 5 for a further discussion.

During the year ended December 31, 2004, the Company issued a total of 96,171 (post reverse split) restricted shares of common stock to Mr. Dix for accrued salaries for 2002, 2003 and 2004. During the year ended December 31, 2004, the Company issued a total of 80,670 (post reverse split) restricted shares of common stock to Mr. Boudewyn for accrued salaries for 2002, 2003 and 2004. The Company has since requested the return of the shares issued so as to comply with the requirements of the 1940 Act. The Company has since received the shares issued to Mr. Dix and Mr. Boudewyn, which have been cancelled. On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to the 5G Wireless Solutions, Inc. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal 2004.

During 2005 and 2004, the Company used the credit lines of Service Group, which is a company controlled by Mr. Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows.

9.  SUBSEQUENT EVENTS (UNAUDITED)

On January 18, 2006, 5G Wireless adopted the 2006 Stock and Option Plan (which amended and replaced a 2006 Non-Employee Directors and Consultants Retainer Stock Plan adopted on December 21, 2006). The purpose of the plan is to promote the interests of 5G Wireless and its stockholders by attracting and retaining employees and consultants capable of furthering the future success of 5G Wireless and by aligning their economic interests more closely with those of 5G Wireless's stockholders; the services are to be compensated for with stock option and stock grants. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. A total of 1,200,000 shares of common stock have been registered under this plan as a result of a Form S-8's filed with the SEC.

On January 19, 2006, 5G Wireless Solutions, Inc., a wholly owned subsidiary, was merged with and into 5G Wireless.

On February 17, 2006, 5G Wireless consummated a private placement financing transaction pursuant to a Securities Purchase Agreement with seven accredited investors obtained by the 5G Wireless's placement agent, Divine Capital Markets, LLC, whereby these investors purchased an aggregate amount of $250,000 Series B 10% convertible preferred stock of 5G Wireless, which equated to 250,000 shares of this stock. 5G Wireless paid a commission of $25,000 (10% of the amount of funds raised) to Divine Capital in connection with this offering. Each share of Series B preferred stock is convertible into shares of the Company's common stock at a conversion price equal to the lesser of:
(i) if converted without benefit of a registration statement, 75% of the lowest close bid of the common stock as reported by the market or exchange on which the common stock is listed or quoted for trading or quotation on the date in question for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; (ii) if converted with the benefit of a registration statement, 85% of the lowest close bid of the common stock as reported by the trading market for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; and (iii) the face amount per share.

There are 5,000,000 shares of Series B preferred stock authorized. Each share of Series B preferred stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series B preferred stock is then convertible pursuant to the provisions hereof at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective.

Effective on March 4, 2006, the outstanding balance and accrued interest on certain notes was converted into 145,558 restricted shares of common stock. On March 4, 2004, the Company borrowed $250,000 under these convertible notes payable, of which $100,000 came from management or individuals related to certain management personnel.
All notes were due on March 4, 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 60% of the average of the three lowest closing bid prices during the twenty
trading days immediately prior to the conversion date.    The warrants
issued in connection with these notes have not been exercised to date.

Effective on March 31, 2006, the outstanding balance and accrued interest on certain was converted into restricted shares of common stock. On March 31, 2004, the Company borrowed $715,000 under these convertible notes payable. All notes were due on March 31, 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. These notes may be converted into common stock of the Company at the lesser of: (a) in accordance with the terms of a subsequent financing, at the option of the holder, (b) 125% of the closing bid price on the closing date, as defined, or (c) 100% of the closing bid price during the sixty trading days immediately prior to the conversion date.

On March 27, 2006, the Company's Chief Financial Officer, Lawrence C. Early, accepted an offer of employment from another company and intends to resign this position effective April 7, 2006.

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

2.3 Share Purchase Agreement between the Company, and Sea Union Industries Pte. Ltd., Richard Lajeunesse, Rita Chou, Peter Chen, Yeo Lai Ann, Tan Lam Im, Choa So Chin, Tan Ching Khoon, Tan Sek Toh, and the Company Communication Pte. Inc. (formerly known as Peteson Investment Pte Ltd.), dated May 5, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K filed on June 5, 2001).

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

2.6    Agreement and Plan of Merger between the Company and 5G
       Wireless Solutions, Inc., dated January 18, 2006 (filed herewith).

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

4.18 Subscription Agreement between the Company, on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated March 22, 2005 (including the following items: Exhibit
       A: Form of Class A Warrant; Exhibit B: Funds Escrow Agreement; Exhibit C: Security Agreement; Exhibit D:
       Collateral Agent Agreement; and Exhibit G: Form of Limited Standstill Agreement) (not including the following items:
       Attachment 1: Disclosure Schedule; Exhibit E: Legal Opinion; Exhibit F: Form of Public Announcement or Form 8-K; Schedule 5(d): Additional Issuances/Capitalization; Schedule 5(q):
       Undisclosed Liabilities; Schedule 5(x): Subsidiaries;
       Schedule 9(e) Use of Proceeds; and Schedule 9(p): Limited Standstill Providers) (incorporated by reference to Exhibit
       4.1 of the Form 8-K filed on March 31, 2005).

4.19 Form of Secured Convertible Note between the Company, on the one hand, and Holders on the other hand, dated March 22, 2005 (incorporated by reference to Exhibit 4.3 of the Form
       8-K filed on March 31, 2005).

4.20 Subscription Agreement between the Company, on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated July 20, 2005 (including the following items: Exhibit A1: Form of Note; Exhibit A2: Form of Class A Warrant; Exhibit B: Funds Escrow Agreement; Exhibit D: Transfer Agent Instructions; Exhibit F: Form of Limited Standstill Agreement) (not including the following items: Exhibit C:
       Form of Legal Opinion; Exhibit E Form of Public Announcement; Schedule 4(a): Subsidiaries; Schedule 4(d):
       Additional Issuances/Capitalization; Schedule 4(q):
       Undisclosed Liabilities; Schedule 4(u): Disagreements of Accountants and Lawyers; Schedule 8(e) Use of Proceeds; and
       Schedule 8(q): Providers of Limited Standstill Agreements) (incorporated by reference to Exhibit 4 of the Form 8-K filed on July 25, 2005).

4.21   Modification and Amendment Agreement, dated July 26, 2005
       (incorporated by reference to Exhibit 4.2 of the Form 8-K/A filed on August 3, 2005).

4.22   2006 Stock and Option Plan, dated January 18, 2006
       (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on January 25, 2006).

4.23 Form of Stock Purchase Agreement between the Company and certain investors, dated February 17, 2006 (including the following items: Exhibit A: Certificate of Designation, and Exhibit C: Form of Registration Rights Agreement. Not including the following items: Exhibit B: Investor Questionnaire; Exhibit D: Form of Opinion of Counsel;
       Schedule 3(c): outstanding shares; Schedule: 3(g): list of untimely filed reports; and Schedule I: list of investors) (incorporated by reference to Exhibit 4 of the Form 8-K filed on February 21, 2006).

4.24 Certificate of Designation of Series B Convertible Preferred Stock, dated January 25, 2006 (incorporated by reference to
       Exhibit 4 of the Form 8-K filed on February 21, 2006).

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

10.7   Contribution Agreement between the Company and the Company
       Solutions, Inc. (the following to this agreement have been omitted: Schedule 1: List of Assets; and Schedule 2: List of Liabilities), dated December 31, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on January 7, 2005).

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

23     Consent of Independent Registered Public Accounting Firm
       (filed herewith).

31.1   Rule 13a-14(a)/15d-14(a) Certification of Jerry Dix (filed herewith).

31.2   Rule 13a-14(a)/15d-14(a) Certification of Lawrence C. Early
       (filed herewith).

32     Section 1350 Certification of Jerry Dix and Lawrence C.
       Early (filed herewith).