Form 10QSB
period 2006-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2006-05-22
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     As of May 15, 2006, the Company had 4,609,974 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X   .


                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED BALANCE SHEET
                  AS OF MARCH 31, 2006 (UNAUDITED)                           3

                  CONDENSED STATEMENTS OF
                  OPERATIONS FOR THE THREE
                  MONTHS ENDED MARCH 31, 2006
                  AND MARCH 31, 2005 (UNAUDITED)                             5

                  CONDENSED STATEMENTS OF
                  CASH FLOWS FOR THE THREE
                  MONTHS ENDED MARCH 31, 2006
                  AND MARCH 31, 2005 (UNAUDITED)                             7

                  NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS                                                 9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             27

         ITEM 3.  CONTROLS AND PROCEDURES                                   41

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         42

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            43

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           43

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       43

         ITEM 5.  OTHER INFORMATION                                         43

         ITEM 6.  EXHIBITS                                                  44

SIGNATURES                                                                  45

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                       5G WIRELESS COMMUNICATIONS, INC.
                          CONDENSED BALANCE SHEET
                              MARCH 31, 2006
                               (Unaudited)

                                  ASSETS

Cash                                                               $       984
Accounts receivable, net of allowance for
   doubtful accounts of  $98,515                                       228,441
Inventory                                                              118,216
Other current assets                                                     2,000
Total current assets                                                   349,641
Property and equipment, net of accumulated
   depreciation and amortization of $274,903                            50,734
Total assets                                                       $   400,375

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accounts payable and accrued liabilities                           $   705,664
Accrued interest                                                       236,417
Other liabilities                                                    1,597,395
Note payable                                                            22,424
Convertible notes payable, net of discount                           1,816,915
Total liabilities                                                    4,378,815

Stockholders' deficit:
Preferred Series A convertible stock,
$0.001 par value; 3,000,000 shares
authorized; 3,000,000 shares issued and
outstanding                                                              3,000
Preferred Series B convertible stock,
$0.001 par value; 5,000,000 shares
authorized; 250,000 shares issued and
outstanding                                                                250
Common stock, $0.001 par value;
5,000,000,000 shares authorized;
4,479,403 (1)  shares issued and
outstanding                                                              4,479

Additional paid-in capital                                          21,286,365
Common stock held in escrow                                             (1,016)
Unearned compensation                                                  (99,999)
Deferred consulting fees                                              (267,882)
Accumulated deficit                                                (24,903,637)
Total stockholders' deficit                                         (3,978,440)
Total liabilities and stockholders' deficit                        $   400,375

(1) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

The accompanying notes are an integral part of these condensed financial statements.


                           5G WIRELESS COMMUNICATIONS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                     (Unaudited)


                                                          Three Months             Three Months
                                                             Ended                    Ended
                                                         March 31, 2006           March 31, 2005
Revenues                                                 $   209,100              $           -
Cost of revenues                                             112,474                          -
Gross profit                                                  96,626                          -

Operating expenses:
General and administrative                                   336,292                     46,954
Salaries and related                                         323,014                     98,260
Research and development                                      50,762                          -
Professional/consulting services                             212,305                    391,139
Depreciation                                                  11,429                          -
Total operating expenses                                     933,802                    536,353
Operating loss                                              (837,176)                 (536,353)

Interest expense (including amortization of
financing costs and debt discount)                          (578,074)                 (440,353)
Derivative expense, net                                     (703,720)

Net loss                                                $ (2,118,970)              $  (976,706)

Cumulative undeclared dividends and
imputed dividends on preferred stock                        (335,856)                        -

Net loss applicable to common stockholders              $ (2,454,826)              $  (976,706)

Loss per common share applicable to
common stockholders: Basic and diluted (1)              $      (0.59)              $     (0.39)

Basic and diluted weighted average
common shares outstanding (1)                              4,170,309                 2,490,964


(1) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

The accompanying notes are an integral part of these condensed financial statements.


                            5G WIRELESS COMMUNICATIONS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                     (Unaudited)



                                                          Three Months             Three Months
                                                             Ended                    Ended
                                                         March 31, 2006           March 31, 2005
Cash flows from operating activities:
Net loss                                                 $ (2,118,970)            $   (976,706)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization (reverse) of unearned compensation                16,667                  (16,667)
Amortization of BCF/discount on convertible notes             381,312                  394,238
Depreciation                                                   11,429                        -
Fair value of common stock and warrants issued for
Services                                                      317,459                        -
Bad debt expense                                               64,608                        -
Derivative expense                                            703,720                        -
Changes in operating assets and liabilities:
Accounts receivable                                            35,848                        -
Inventory                                                       2,265                        -
Other current assets                                           14,625                        -
Accounts payable and accrued liabilities                      101,535                  169,305
Accrued interest                                               48,116                        -
Other liabilities                                             133,050                        -
Net cash used in operating activities                        (288,336)                (429,830)

Cash flows from investing activities:
Transfer of cash to portfolio company                               -                 (378,441)
Disposition of property and equipment                          18,635                        -
Net cash provided by (used in) investing activities            18,635                 (378,441)

Cash flows from financing activities:
Borrowings (repayments) on notes payable                            -                  (10,392)
Net proceeds from issuance of convertible notes payable             -                1,000,000
Net proceeds from issuance of Preferred Series B stock        185,328                        -
Net cash flows provided by financing activities               185,328                  989,608

Net increase (decrease) in cash                               (84,373)                 181,337

Cash, beginning of period                                      85,357                  636,904

Cash, end of period                                               984                  818,241

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes and
accrued interest into common stock                            117,973                  244,446

Beneficial conversion feature on convertible notes                  -                1,000,000

Imputed dividend on Preferred Series B                        332,500                        -

Cumulative Preferred Series B undeclared dividends              3,356                        -


The accompanying notes are an integral part of these condensed financial statements.


                           5G WIRELESS COMMUNICATIONS, INC.
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

5G Wireless Communications, Inc. ("Company"), is a developer and manufacturer of wireless telecommunications equipment.

The Company was incorporated as Tesmark, Inc. in September 1979. In November 1998, it changed its state of incorporation from Idaho to Nevada and in January 2001 changed the name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, it acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, it shifted its strategy from that of a service provider to an equipment manufacturer, or OEM.

On October 19, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission ("SEC") to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 31, 2004, certain assets and certain liabilities of the Company were transferred into 5G Wireless Solutions, Inc., a newly formed subsidiary, in exchange for 100% of its outstanding common shares.

On June 3, 2005, the Company' board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company sought approval from the stockholders, at the annual stockholder's meeting on October 20, 2005, for the following (among other things): (a) to terminate the Company' status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

On October 20, 2005, the Company' stockholders approved (among other things) (a) the termination of the Company' status as a BCD under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year.

Going Concern Basis

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

During the quarter ended March 31, 2006, the Company incurred net losses totaling $2,118,970 had net cash used in operating activities totaling $288,336 and had an accumulated deficit of $24,903,637 as of March 31, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include valuation of deferred tax assets, revenue recognition, estimating the fair value of equity instruments and derivative liabilities, and concentrations of credit risk. Actual results could differ from those estimates.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At March 31, 2006, the Company had no cash equivalents.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At March 31, 2006, there were no uninsured funds.

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

In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to expense. At March 31, 2006, the Company carried an allowance for doubtful accounts of $98,515. In addition, during the quarter ended March 31, 2006, the Company recorded bad debt expense totaling $64,608.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Discount on Convertible Notes.

Discounts on convertible notes are principally attributable to the value of the beneficial conversion feature of the notes due to the provision that allows for the exercise of the debenture prices materially lower than the market value. These discounts are accounted for in accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments" and EITF No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments."

Derivative Liabilities.

The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," EITF No. 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19," and Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis.

The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to earnings.

Revenue Recognition.

Revenues result principally from the sale and installation of wireless radio equipment to customers. Equipment sales are recognized when products are shipped. The Company recognizes revenues in accordance with SEC Staff Accounting Bulleting ("SAB") No. 104, "Revenue Recognition," when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company's price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectibility is reasonably assured.

Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between the Company and its customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when
(a) for FOB factory orders, they leave the Company's shipping dock or
(b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer's first order.

The Company offers installation services to customers and charges separately when such services are purchased. Installation by the Company is not required for the functionality of the equipment. Consequently, installation services are considered a separate unit of accounting under EITF No. 00-21,"Revenue Arrangements with Multiple Deliverables."

The Company recognizes revenue from maintenance and support contracts ratably over the service period. The Company uses the residual method for multiple-element arrangements.

Basic and Diluted Loss Per Common Share.

Under SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share does not take into account the effect of 8,945,778 potential common shares, such as restricted shares, convertible securities and warrants, considered to be potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term maturities. The fair value of the convertible notes amount to $1,816,915, based on the Company's incremental borrowing rate. The carrying value of the embedded derivative liabilities associated with the convertible notes and convertible preferred stock approximate their fair value based on assumptions using the Black-Scholes model and an embedded option pricing model, respectively

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Information related to these related party instruments is included in Notes 6. Management believes it is not practical to estimate the fair value of these related-party instruments because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Stock-Based Compensation Arrangements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value.
Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended.

The Company incurred approximately $156,000 in stock-based employee compensation during the three months ended March 31, 2006 related primarily to current period employee common stock bonuses. There was no unvested portion of previous grants for which the requisite service had not been rendered as of January 1, 2006. Accordingly, there was no employee stock-based compensation cost recognized in net loss for the three months ended March 31, 2006 related to providing grants.

The Company follows SFAS No. 123(R) (as interpreted by EITF No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration.

Pursuant to paragraph 7 of SFAS No. 123(R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

     (a) For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).

     (b) For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.

     (c) For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

The Company incurred stock-based compensation involving transactions with third parties in the first quarter of 2006 under transactions falling under the guidance of methodology (c) above. The unamortized portion of the total fair value of such contracts were valued at approximately $268,000 as of March 31, 2006, presented as deferred financing fees, contra equity, in the accompanying condensed balance sheet. Amortization expense of such deferred financing costs totaled approximately $86,000 for the quarter ended March 31, 2006, which is included in fair value of common stock and warrants issued for services in the accompanying condensed statement of cash flows.

Reclassifications.

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Segment Disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At March 31, 2006, the Company operated in one segment.

2.  NOTES PAYABLE AND CONVERTIBLE NOTES

Note payable and convertible notes payable consist of the following at March 31, 2006:

Note payable, interest bearing at 10% per annum with
principal and interest payment of $2,500 monthly,
maturing in July 2006                                          $      22,424
Total note payable                                                    22,424

$250,000 convertible notes, bearing interest at 9% per
annum, net of discount of $0 and $175,000 of principal
converted, matured in March 2006                                      75,000
$805,000 convertible notes, bearing interest at 9% per
annum, principal converted of $368,900, matured in
April 2006                                                           436,100
$2,000,000 convertible notes, bearing interest at 5%,
net of discount of $676,845 and $625,953 of principal
converted, maturing in September 2007                                697,202
$1,000,000 convertible notes, bearing interest at 5%,
net of discount of $482,514 and $13,040 of principal
converted maturing in March 2007                                     504,446
$300,000 convertible note, bearing interest at prime
plus 4%, net of discount of $195,833, maturing in
July, 2007                                                           104,167
Total convertible notes payable                                    1,816,915

Total                                                          $   1,839,339

Note Payable.

On March 21, 2003, the Company signed a $50,000 promissory note that as of March 31, 2006 had a balance of $22,424 and is scheduled to be repaid in monthly installments of $2,500 per month. No payments were made on this note during the quarter ended March 31, 2006, but the Company reclassified $12,426 from accrued interest payable to the principal balance.

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

In connection with the $250,000 Convertible Notes, the Company issued warrants to purchase 1,904 (post reverse split) shares of the Company's restricted common stock based on a formula subject to a floor of $0.001 per share. The warrants vested upon grant and expire in March 2006. The conversion feature embedded in the notes and the warrants can be settled in unregistered shares pursuant to EITF No. 00-19.

The convertible feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $0 related to these notes and recorded such amount as a debt discount. Such discount was fully amortized to interest expense prior to January 1, 2006. Of the $250,000 in proceeds, $100,000 came from related parties, including officers. The note holders are eligible to receive a warrant for 40% of the vested amount for two years.

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

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which has been recorded as a debt discount and is being amortized to interest expense over the life of notes. Amortization expense on the debt discount during the quarter ended March 31, 2006 approximated $9,000.

During the quarter ended March 31, 2006, approximately $114,500 of principal balance of the $715,000 Convertible Notes was converted into common stock.

As of March 31, 2006, there are certain of these note holders whose notes have expired and as such are due and payable. However, the parties have agreed in principal to extend these notes for an additional two years, but as of March 31, 2006 agreements in this regard had not yet been signed.

$2,000,000 Convertible Notes.

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $2,000,000 of principal amount of promissory notes ("$2,000,000 Convertible Notes"), bearing interest at 5% per annum, of the Company that are convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading das preceding the conversion date, of (ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A and Class B share warrants to purchase shares of common stock, as described below.

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

The convertible note holders will receive Class A and Class B share warrants to purchase shares of common stock based on the following formulas:

     (1) Class A Warrants

     30 Class A Warrants were issued for each 100 shares which would be issued on each closing, assuming the complete conversion of the notes issued on each such closing date at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is$7.14 (post reverse split) and is exercisable until five years after the issue date of the Class A Warrants.

     (2) Class B Warrants

     The Company issued and delivered 125 Class B Warrants to the subscribers for each $1.00 of purchase price invested on each closing date. The per warrant share exercise price to acquire a share upon exercise of a Class B Warrant is $7.00 (post reverse split) and is exercisable until three years after the issue date of the Class B Warrant.

The convertible feature of the $2,000,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $2,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on the $2,000,000 Convertible Notes during the quarter ended March 31, 2006 approximated $110,000.

During the first quarter of 2006, there were no conversions of the $2,000,000 Convertible Notes into common stock.

$1,000,000 Convertible Notes.

On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $1,000,000 in convertible notes ("$1,000,000 Convertible Notes"), bearing interest at prime plus 4% per annum of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading das preceding the conversion date, of (ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A and Class B share warrants to purchase shares of common stock, as described below. See also "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated Damages," below. The Class A Warrants are exercisable until five years after the Closing Date. The $1,000,000 investment was received by the Company on March 22, 2005. On that date, the Company issued a warrant to each of the investors covering a total of 100,000,000 shares.

The convertible note holders received Class A share warrants to purchase shares of common stock based on the following formulas:

30 Class A Warrants were issued for each 100 shares which would be issued on each closing, assuming the complete conversion of the notes issued on each such closing date at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $3.50 (post reverse split) and is exercisable until five years after the issue date of the Class A Warrants.

The convertible feature of the $1,000,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the note. Amortization expense on these notes during the quarter ended March 31, 2006 approximated $139,000.

$300,000 Convertible Notes.

On July 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $300,000 of principal amount of promissory notes ("$300,000 Convertible Notes"), bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. See also "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated Damages," below.

The convertible note holders received Class A share warrants to purchase shares of common stock based on the following formulas:

30 Class A Warrants were issued for each 100 shares which would be issued on each closing, assuming the complete conversion of the notes issued on each such closing sate at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is 120% of the closing bid price of the common stock on the trading day immediately preceding the Initial Closing Date and is exercisable until five years after the issue date of the Class A Warrants.

The convertible feature of the $300,000 Convertible Notes provides for a rate of conversion that is below market value. Pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $300,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the quarter ended March 31, 2006 approximated $38,000.

During the quarter ended March 31, 2006, there were no conversions of the $300,000 Convertible Notes into common stock.

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

Classification of Conversion Feature and Warrants.

Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most "economic alternative" and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under View C of EITF No. 05-04, the Company accounts for the liquidated damages separately from these two other derivative liabilities. Management estimated the value of the warrants using a Black-Scholes model. Because the warrants had an exercise price greater than the trading price of the Company's stock on October 22, 2005 and December 31, 2005, the warrants were calculated to have no value at such dates. However, at March 31, 2006, management has established a liability and has estimated the increase in the fair value of the warrants between March 31, 2006 and December 31, 2005 to be $534,108, which is reflected in other liabilities and derivative expense in the accompanying condensed statements of operations. Management estimated the value of the conversion feature, after consultation with a valuation expert, taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company's outstanding shares at any time "cap") and, estimated conversions during the term of the notes, subject to the cap, using discount rates of 75%. Management has established a liability and has estimated the decrease in the fair value of the conversion feature between December 31, 2005 and March 31, 2006 to be $27,888, which is reflected net of derivative expense in the accompanying condensed statements of operations. The fair value of the derivative liability with respect to the conversion feature at March 31, 2006 totaling $15,330 is included in other liabilities in the accompanying condensed balance sheet.

Liquidated Damages.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the Longview notes' principal balance) until such time as a Form SB-2 registration statement is effective. The Company has accrued $264,601 in liquidated damages, which is included in other liabilities in the accompanying condensed balance sheet at March 31, 2006.

3.  STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock.

Series A.

The Company has 3,000,000 shares of Series A preferred stock authorized. On October 6, 2004 the Company's Compensation Committee granted and the Company issued Series "A" convertible preferred shares ("Series A") to Mr. Dix and Mr. Boudewyn totaling 3,000,000. Each share of Series A is convertible at the rate of 800 shares of common stock for each full share of Series A).

Each share of outstanding Series A entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series A is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The Series A are convertible after three years from issuance.

A third party conducted an evaluation prior to the issuance and concluded that the value of the Series A was $200,000, which is being amortized over the three year vesting period. The remaining balance of $99,999 is carried as unearned compensation, contra equity, in the accompanying condensed balance sheet at March 31, 2006.

Series B.

The Company is authorized to issue up to 5,000,000 shares of Series B convertible preferred stock ("Series B"). This stock is convertible into common stock upon various events including, change of control of the Company.

Each share of the Series B is convertible at a per share conversion price equal to the lesser of: (i) if converted without benefit of a registration statement, the conversion price will be equal to 75% of the lowest close bid of the common stock as reported by the Over-the-Counter Bulletin Board for the twenty trading days preceding the conversion date for each full share of Series B held; (ii) if converted with the benefit of a registration statement, the conversion price will be equal to 85% of the lowest close bid of the common stock as reported by the Over-the-Counter Bulletin Board for the twenty trading days preceding the conversion date for each full share of Series B held; or (iii) $1.00 (subject to adjustment as appropriate in the event of recapitalizations, reclassifications stock splits, stock dividends, divisions of shares and similar events).

Except as otherwise required by law, each share of outstanding Series B entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series B is then convertible pursuant to the provisions hereof at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. Except as otherwise required by law or by the Certificate of Designation for the Series B, the holders of shares of common stock and Series B are to vote together and not as separate classes.

Should the Company file with the SEC a Form SB-2 registration statement in order to register the shares of common stock to be issued upon conversion of the Series B and the shares which could be issued upon payment of the dividends for resale and distribution under the Securities Act of 1933, the registrable securities are to be reserved and set aside exclusively for the benefit of each holder. Additionally, the registration statement will immediately be amended or additional registration statements will be immediately filed by the Company as necessary to register additional shares of common stock to allow the public resale of all common stock included in and issuable by virtue of the registrable securities.

During the three months ended March 31, 2006, the Company received an aggregate $250,000 in cash as an investment in Series B. At March 31, 2006, such amount is included in other liabilities in the accompanying condensed balance sheet. Also, during the quarter ended March 31, 2006, the Company issued 250,000 shares of Series A for proceeds collected during the quarter ended December 31, 2005. During the quarter ended March 31, 2006, the Company paid approximately $65,000 in issuance costs related to Series B issuances.

Additionally, the Series B designation document includes the following provisions:

     - 10% cumulative preferred dividends shall accrue and accumulate on a quarterly basis at $0.10 per share per annum.

     - Provided that, and only to the extent that, the Company has a sufficient number of shares of authorized but unissued and unreserved common stock available to issue upon conversion, each share of Series B shall be convertible at the option of the holder.

     - In the event the Company is prohibited from issuing shares of common stock upon conversion of the Series B, then at the holder's election, the Company must pay to the holder, an amount in cash determined by multiplying the unconverted face amount, together with accrued but unpaid dividends theron, of the amount of shares of convertible preferred stock designated by the Holder for mandatory redemption by 110%.

The Series B does not have a mandatory redemption date, rather mandatory redemption is based on a contingent event. Therefore, the Series B meets the requirements for equity classification under SFAS No.
150. However, the embedded conversion option contains a variable conversion rate with no cap. Additionally, all of the three criteria pursuant to SFAS No. 133 paragraph 12 are met, therefore the embedded derivative instrument (the conversion option) is required be separated from the host contract and accounted for as a derivative instrument pursuant to SFAS No. 133, with changes in fair value between reporting periods included in earnings. Accordingly, the Company recorded the commitment date fair value of such derivative liability totaling $332,500 as a derivative liability, with a corresponding decrease to additional paid-in capital (since the Company has no retained earnings) for the offsetting deemed dividend. The Company then revalued the conversion option at March 31, 2006 totaling $530,000, which is included in other liabilities in the accompanying condensed balance sheet. The increase in fair value between the commitment date of February 10, 2006 and March 31, 2006 totaling $197,500 was recorded as derivative liability expense in the accompanying condensed statements of operations.

Common Stock

During the quarter ended March 31, 2006, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued 285,495 shares of common stock in connection with the conversion of notes payable plus accrued interest totaling approximately $118,000.

During the quarter ended March 31, 2006, the Company issued 301,386 shares of common stock to employees and non-employees under stock-based compensation arrangements. The Company incurred approximately $156,000 in stock based employee compensation during the quarter ended March 31, 2006. Additionally, the Company incurred approximately $162,000 of non-employee stock-based compensation during the quarter ended March 31, 2006, of which approximately $122,000 was related to common stock and $40,000 was related to warrants (see Note 1).

Warrants

During the quarter ending March 31, 2006 the Company entered a consulting agreement which entitled a consultant to receive warrants to purchase a total of 100,000 and 250,000 shares of the Company's common stock at an exercise price of $1.00 and $0.40 per share for a two year term and 90 day term, respectively. As noted above, the Company recorded approximately $40,000 of consulting expense during the quarter ended March 31, 2006 related to such warrants.

4.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

In October, 2003, the Company's operates its business from its corporate headquarters in Marina del Rey, California under an operating lease agreement for its office and research and development space of approximately 10,560 square feet, for a five-year term, ending in October 2008.

Rent expense approximated $35,000 and $35,000 for the quarters ended March 31, 2006 and 2005, respectively.

Litigation.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

(a) On June 15, 2005, the Company was served with a summons from a third party in a matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of the Company) and conducted business from such residence.

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

(b) On May 8, 2006 the Company was served with a summons in a matter entitled Brian Vallone and Anne Vallone v. 5G Wireless Communications, Inc., California Superior Court (Orange County). This action, which does not allege a damage amount, includes causes of action for breach of contract, negligent misrepresentation, and fraud, and is concerning equipment that was sold to a wireless internet provider in California who claims that they were unable to generate fees for use and for advertising revenues.

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

5.  RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2006 and 2005, the Company used the credit lines of Service Group, which is a company controlled by Jerry Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows.

6.  SUBSEQUENT EVENTS

(a) On April 5, 2006, the Company entered into a subscription agreement with Longview Fund, LP under which this investor will purchase up to $60,000 in convertible notes bearing interest at 12% per annum of the Company convertible into shares of the Company's common stock (see Exhibit 4.25). The terms of these notes are two years. The conversion price is equal to the lower of (i) $0.50, or (ii) 50% of the lowest five day weighted average volume price of the common stock using the AQR function ("VWAP") as reported by Bloomberg L.P. for the Company's principal market for the twenty trading days preceding a conversion date. Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date.

In addition, the convertible note holder received warrants to purchase shares of common stock:

1 Class A warrants was issued for each 1 shares that would be issued on each closing, assuming the complete conversion of the notes issued on each such closing date at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $0.50 (post reverse split) and is exercisable until five years after the issue date of the Class A Warrants.

On this basis, the Company issued warrants to purchase 216,668 shares of common stock on April 5, 2006.

The Company has received a total of $60,000 under two promissory notes under a first and second closing under the terms of the subscription agreement.

(b) The Company's chief financial officer, Lawrence C. Early, resigned on April 7, 2006. Effective April 8, 2006, Don Boudewyn, executive vice president, assumed Mr. Early's responsibilities. Mr. Boudewyn had previously directed the Company's financial reporting process and maintained day-to-day involvement in the financial reporting process during Mr. Early's tenure. The Company believes that disclosure controls and procedures, and its internal controls over financial reporting were not and will not be adversely impacted by Mr. Early's departure.

(c) On May 16, 2006, the Company sold a total of 27,028 restricted shares of common stock under a Regulation S offering to one investor for a total consideration of $10,075 ($0.3728 per share).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Results of Operations.

(a)  Revenue.

     Revenue from the sales of equipment and support services increased by $209,100 or approximately 100% for the three months ended March 31, 2006 to $209,100 as compared to $0 for the three months ended March 31, 2005. The increase in revenue was primarily attributable to sales of wireless equipment in the university campus marketplace as opposed to the comparison period in which the Company was a BDC and did not record any revenue. The Company expects to continue the current strategy as more university campuses look to upgrade their network infrastructure.

(b)  Cost of Revenues.

     Total cost of revenues increased by $112,474 or approximately 100%, from $0 for the three months ended March 31, 2005 to $112,474 for the three months ended March 31, 2006. The increase was principally due to the increase in sales partially offset by economies of scale due to greater buying power in the Company's supply chain and its ability to maintain pricing in the marketplace as opposed to the comparison period in which the Company was a BDC and did not record any revenue or related cost of revenues. The Company expects it will continue the current strategy in the future.

(c)  Operating Expenses.

     Total operating expenses increased by $397,449, or approximately 74%, from $536,353 for the three months ended March 31, 2005 to $933,802 for the three months ended March 31, 2006. The increase is principally attributable to increased headcount, and increased use of outside law firms and consultants during the financing process. As management continues to focus on operations operating expenses are expected to increase in 2006.

(d)  Interest Expense.

     Interest expense increased by $137,721, or approximately 31%, from $440,353 for the three months ended March 31, 2005 to $578,074 for the three months ended March 31, 2006.

     Ongoing amortization of beneficial conversion features and other debt discounts on the notes will decline in the year 2006 and beyond as the notes reach maturity. Interest expense for the year 2006 will be significantly higher than in prior years as a result of the liquidated damages provisions associated with the Longview notes that accrue at the rate of approximately $53,220 per month until such time as an effective registration statement is on file with the SEC.

     Costs recorded as interest expense primarily consist of the amortization of the beneficial conversion feature of the convertible notes issued by the Company in the years 2003, 2004, 2005 and 2006. Due to the short-term nature of the convertible notes entered into with the Longview Funds, a portion of the expense associated with the beneficial conversion feature and other debt discount attributed to their notes was recognized in the year 2005 and substantially all of the remaining unamortized discounts on such notes are expected to be fully expensed during 2006.

(e)  Net Loss.

     Net loss increased by $1,142,264, or approximately 117%, from a net loss of $976,706 for the three months ended March 31, 2005 to a net loss of $2,118,970 for the three months ended March 31, 2006. The increased net loss is attributable to higher salaries and related cost along with increased interest expense. The net loss for the year 2006 and beyond is anticipated to decline as sales increase without a corresponding increase in operating expenses and a reduction in interest expense.

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

     The Company is also subject to the following specific factors that may affect its operating results:

(a) The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues and Result in a Loss of Customers.

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

(b) The Company's Customers Require a High Degree of Reliability in Equipment and If the Company Cannot Meet Their Expectations, Demand for Its Products May Decline.

     Any failure to provide reliable equipment for the Company's customers, whether or not caused by their own failure, could reduce demand for the Company's products. Because the Company has only recently begun to place customers on its Wi-Fi system, the Company does not have substantial experience in gauging negative customer response.

(c) Dependence on Suppliers May Affect the Ability of the Company to Conduct Business.

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

(d) The Company Faces Strong Competition in Its Market, Which Could Make It Difficult for the Company to Generate Income

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

(e) Uncertain Demand for Equipment May Cause Revenues to Fall Short of Expectations and Expenses to Be Higher Than Forecast If the Company Needs to Incur More Marketing Costs.

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

(f) The Company Could Fail to Develop New Products to Compete In an Industry of Rapidly Changing Technology, Resulting In Decreased Revenue.

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

(g) The Company's Ability to Grow Is Directly Tied to Its Ability to Attract and Retain Customers, Which Could Result In Reduced Income.

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

(h) Government Regulation May Affect the Ability of the Company to Conduct Business.

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

(i) Any Required Expenditures as a Result of Indemnification Will Result in a Decrease in the Company's Net Income.

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

Operating Activities.

     The net cash used in operating activities was $288,336 for the quarter ended March 31, 2006 compared to $429,830 for the quarter ended March 31, 2005, a decrease of $141,494 or approximately 33%. This increase is attributed primarily to the increase in salaries and related expense.

Investing Activities.

     Net cash provided by investing activities was $18,635 during the three months ended March 31, 2006 as compared to net cash used in investing activities of $378,441 during the three months ended March 31, 2005, a change of $397,076, or approximately 105%. This change was the result of lower testing equipment purchases related to research and development activities partially offset by increased spending on software license to support sales and finance activities.

Liquidity and Capital Resources.

(a)  General Discussion.

     The Company's current liabilities totaled $4,378,815 at March 31, 2006, and current assets totaled $349,641, resulting in a working
capital deficit of $4,029,174 at March 31, 2006.   At March 31, 2006,
the Company's assets consisted primarily of net accounts receivable of $228,441 and inventory of $118,216. The cash balance was $984.

     The Company incurred a net loss of $2,118,970 for the three months ended March 31, 2006. The Company has an accumulated deficit of $24,903,637 as of that date.

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

     The Company has been successful in obtaining the required cash resources through private placements, convertible notes and notes payable to service the Company's operations during the three months ended March 31, 2006. The Company's net cash provided by financing activities for the three months ended March 31, 2006 was $185,328, which resulted from the net proceeds from the sale of the Series B preferred stock during that period (see Divine Capital Markets, below).

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

(b)  Divine Capital Markets.

     On February 17, 2006, the Company consummated a private placement financing transaction pursuant to a Securities Purchase Agreement with certain accredited investors obtained by the Company's placement agent, Divine Capital Markets, LLC, whereby these investors purchased an aggregate amount of $250,000 Series B 10% convertible preferred stock of the Company (see Exhibit 4.23).

     Under the Certificate of Designation for the preferred stock, the preferred stock is convertible into shares of the Company's common stock at a conversion price equal to the lesser of: (i) if converted without benefit of a registration statement, 75% of the lowest close bid of the common stock as reported by the market or exchange on which the common stock is listed or quoted for trading or quotation on the date in question for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; (ii) if converted with the benefit of a registration statement, 85% of the lowest close bid of the common stock as reported by the trading market for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; and (iii) the face amount per share. See Exhibit 4.24.

     In connection with the Securities Purchase Agreement, the Company granted to the investors certain "piggyback" registration rights under a Registration Rights Agreement, dated February 17, 2006, to the shares to be issued upon conversion of the preferred stock.

(c)  Longview Funds.

     On October 20, 2005, the Company's stockholders approved (a) the termination of the Company's status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC. Pursuant to the terms of the convertible notes entered into between the Company and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP (collectively, "Longview Funds"), the shares that serve as collateral for the notes must be registered the Longview Funds, the shares that serve as collateral for the notes must be registered or an exemption from registration available. The filing of the Form N-54C terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Pursuant to the terms of the notes, the Company remains in technical default on the notes since that time.

     The Company is still in negotiations with the Longview Funds and has obtained verbal commitments from the lenders that it will not be declared in default. The Company is liable for liquidated damages of 2% for each thirty days or part thereof of the purchase price of the notes remaining unconverted that are subject to such non-registration event. As of March 31, 2006, the remaining principal balance of unconverted notes payable to the Longview Funds aggregated to approximately $2,661,007. It is the Company's intention to file a Form SB-2 registration statement in the near future. This registration statement will provide such coverage for the securities in question. Until such time as the registration statement has been made effective, the Company will incur $53,220 in liquidated damage penalties per month. $246,601 was accrued as of March 31, 2006.

(d)  $805,000 Convertible Notes.

     In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes. During the quarter ended March 31, 2006, approximately $114,500 of principal balance of convertible notes payable were converted into common stock (see Note 4).

     As of March and April 2006, there are certain of these note holders whose notes have expired and as such are due and payable. The Company has not paid these expired notes and is in technical default under their provisions. However, the parties have agreed in principal to extend these notes for an additional two years but currently agreements in this regard have not yet been signed.

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

Contractual Obligations.

     The Company has contractual obligations to repay its notes payable and to make payments under its operating lease agreement. See Notes 2 and 4, respectively, to the accompanying condensed financial statements.



                                                    Payments due by Period
Contractual Obligations     Total             2006         2007-2008   2009-2010    Thereafter

Convertible debt           $3,172,106        $1,885,147    $1,286,959          -             -
Notes Payable                  22,424            22,424             -          -             -
Operating leases              445,179           153,368       291,811          -             -

Total contractual cash
    obligations            $3,639,709        $2,060,939    $1,578,770          -             -


Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60,
"Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock-based compensation arrangements; (d) warranty reserves; (e) inventory reserves; (f) allowance for doubtful accounts; and (g) the deferred tax valuation allowance. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

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

(c)  Stock-Based Compensation Arrangements.

     The Company issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of the Company's common stock on the date of each respective transaction after the period of service. These transactions are reflected as the appropriate component of the Company's condensed financial statements in conformity with generally accepted accounting principles in the accompanying statement of operations.

(d)  Warranty.

     The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company's consolidated financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At March 31, 2006, warranty reserve approximated $29,297, which is recorded under other current liabilities on the balance sheet.

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

(f)  Allowance for Doubtful Accounts.

     In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to expense. At March 31, 2006, the Company carried an allowance for doubtful accounts of $98,515.

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

(h)  Derivative Liabilities.

     The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," EITF No. 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19," and Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis.

     The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to earnings.

(i)  Classification of Conversion Feature and Warrants.

     Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most "economic alternative" and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under View C of EITF No. 05-04, the Company accounts for the liquidated damages separately from these two other derivative liabilities.
Management estimated the value of the warrants using a Black-Scholes model. Because the warrants have an exercise price greater than the trading price of the Company's stock on October 22, 2005, the warrants value was calculated to be insignificant. Management estimated the value of the conversion feature, after consultation with a valuation expert, taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company's outstanding shares at any time "cap") and, estimated conversions during the term of the notes, subject to the cap, using discount rates of 75%. Management has established a liability and has estimated the decrease in the fair value of the conversion feature between December 31, 2005 and March
31, 2006 to be $27,888, which is reflected net of derivative expense in the accompanying condensed statements of operations. The fair value of such derivative liability at March 31, 2006 totaling $15,330 is included in other liabilities in the accompanying condensed balance sheet.

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under "Factors That May Affect the Company's Operating Results." These forward-looking statements speak only as of the date hereof.
The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Changes in Controls and Procedures.

     During the quarter ended March 31, 2006, there were no other changes in the Company's disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls. The Company believes that disclosure controls and procedures, and its internal controls over financial reporting, were not and will not be adversely impacted by the departure of Lawrence Early (see Item 5, below).

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened, except as follows:

     (a) On June 15, 2005, the Company was served with a summons from a third party in a matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of the Company) and conducted business from such residence.

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

     (b) On May 8, 2006 the Company was served with a summons in a matter entitled Brian Vallone and Anne Vallone v. 5G Wireless Communications, Inc., California Superior Court (Orange County). This action, which does not allege a damage amount, includes causes of action for breach of contract, negligent misrepresentation, and fraud, and is concerning equipment that was sold to a wireless internet provider in California who claims that they were unable to generate fees for use and for advertising revenues.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on March 31, 2006 that were not previously disclosed in a Form 8-K. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     (a) Please see Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for a complete discussion of the technical default status of the Longview Funds notes.

     (b) Please see the noted section for a complete discussion of the technical default status of certain of the $805,000 convertible notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On April 5, 2006, the Company entered into a subscription agreement with Longview Fund, LP under which this investor will purchase up to $60,000 in convertible notes bearing interest at 12% per annum of the Company convertible into shares of the Company's common stock (see Exhibit 4.25). The terms of these notes are two years. The conversion price is equal to the lower of (i) $0.50, or (ii) 50% of the lowest five day weighted average volume price of the common stock using the AQR function ("VWAP") as reported by Bloomberg L.P. for the Company's principal market for the twenty trading days preceding a conversion date. Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date.

     In addition, the convertible note holder received warrants to purchase shares of common stock:

     1 Class A warrants was issued for each 1 shares that would be issued on each closing, assuming the complete conversion of the notes issued on each such closing date at the conversion price in effect on each such closing date. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $0.50 (post reverse split) and is exercisable until five years after the issue date of the Class A Warrants.

     On this basis, the Company issued warrants to purchase 216,668 shares of common stock on April 5, 2006.

     The Company has received a total of $60,000 under two promissory notes under a first and second closing under the terms of the subscription agreement.

     (b) The Company's chief financial officer, Lawrence C. Early, resigned on April 7, 2006. Effective April 8, 2006, Don Boudewyn, executive vice president, assumed Mr. Early's responsibilities. Mr. Boudewyn had previously directed the Company's financial reporting process and maintained day-to-day involvement in the financial reporting process during Mr. Early's tenure.

     (c) On May 16, 2006, the Company sold a total of 27,028 restricted shares of common stock under a Regulation S offering to one investor for a total consideration of $10,075 ($0.3728 per share).

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5G Wireless Communications, Inc.



Dated: May 19, 2006                    By: /s/ Jerry Dix
                                       Jerry Dix
                                       Chief Executive Officer



Dated: May 19, 2006                    By: /s/  Don Boudewyn
                                       Don Boudewyn,
                                       Executive Vice President,
                                       Secretary, Treasurer
                                       (principal financial officer)

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

2.6    Agreement and Plan of Merger between the Company and 5G
       Wireless Solutions, Inc., dated January 18, 2006 filed on April 7, 2006).

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

4.25 Subscription Agreement between 5G Wireless Communications, Inc. and Longview Fund, LP, dated April 5, 2006 (including the following items: Exhibit A1: Convertible Note; Exhibit A2: Class A Warrant; Exhibit B: Funds Escrow Agreement (not including the following items: Exhibit C: Form of Legal Opinion; Exhibit D: Transfer Agent Instructions; Exhibit E:
       Form of Public Announcement; Exhibit F: Form of Limited Standstill Agreement; Schedule 4(a): Subsidiaries; Schedule 4(d): Additional Issuances/Capitalization; Schedule 4(q):
       Undisclosed Liabilities; Schedule 4(u): Disagreements with Accountants and Lawyers; Schedule 8(e) Use of Proceeds; and
       Schedule 8(q): Providers of Limited Standstill Agreements
       (filed herewith).

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

14 Code of Ethics, dated October 5, 2004 (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on March 31, 2005).

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 28, 2003).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 30, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

23     Consent of Independent Registered Public Accounting Firm
       (incorporated by reference to Exhibit 23 of the Form 10-K filed on April 7, 2006).

31.1   Rule 13a-14(a)/15d-14(a) Certification of Jerry Dix (filed herewith).

31.2   Rule 13a-14(a)/15d-14(a) Certification of Don Boudewyn
       (filed herewith).

32     Section 1350 Certification of Jerry Dix and Don Boudewyn
       (filed herewith).