Form 10QSB
period 2006-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2006-08-21
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ______________

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

                                (310) 448-8022.
                          (Company's Telephone Number)


              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|.

      As of August 15, 2006, the Company had 7,867,674 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
  ITEM 1.  FINANCIAL STATEMENTS

    CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)...............     3

    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
    MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005 (UNAUDITED)..............     5

    CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE
    30, 2006 AND JUNE 30, 2005 (UNAUDITED)................................     7

    NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)...................     9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................    35

  ITEM 3.  CONTROLS AND PROCEDURES........................................    49

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS..............................................    50

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....    51

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................    51

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    51

  ITEM 5.  OTHER INFORMATION..............................................    51

  ITEM 6.  EXHIBITS.......................................................    52

SIGNATURES................................................................    53

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                        5G WIRELESS COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)

ASSETS

Cash                                                $  246,251
Accounts receivable, net of allowance for
  doubtful accounts of  $33,857                         81,820
Inventory                                              146,570
Deferred financing costs - current portion              51,187
Other current assets                                    31,086
                                                    ----------
    Total current assets                               556,914
Property and equipment, net of accumulated
  depreciation and amortization of $284,276             41,363
Deferred financing costs - non-current portion          54,589
                                                    ----------
    Total assets                                    $  652,866
                                                    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities            $  852,740
Accrued interest                                       270,278
Other liabilities                                    5,267,348
Note payable                                            22,424
Related party notes and advances                        42,960
Current portion of convertible notes payable,
  net of discount of $419,994                          635,966
                                                    ----------
    Total current liabilities                        7,091,716
Non-current liabilities:
Non-current portion of convertible notes payable,
  net of discount of $1,269,213                      1,246,328
                                                    ----------
    Total non-current liabilities                    1,246,328
                                                    ----------
     Total liabilities                               8,338,044

                        5G WIRELESS COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)
                                   (continued)

Stockholders' deficit:
  Preferred Series A convertible stock, $0.001 par value; 3,000,000
    shares authorized; 3,000,000 shares issued and outstanding                3,000
  Preferred Series B convertible stock, $0.001 par value; 5,000,000
    shares authorized; 540,000 shares issued and outstanding                    540
  Common stock, $0.001 par value; 5,000,000,000 shares authorized;
    6,847,489 (1) shares issued and outstanding                               6,848
    Additional paid-in capital                                           21,021,246
    Common stock held in escrow                                              (1,016)
    Unearned compensation                                                   (83,333)
    Deferred consulting fees                                                (92,418)
    Accumulated deficit                                                 (28,540,045)
                                                                       ------------
      Total stockholders' deficit                                        (7,685,178)
                                                                       ------------
        Total liabilities and stockholders' deficit                    $    652,866
                                                                       ============

(1) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                        5G WIRELESS COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                      Three Months     Three Months     Six Months       Six Months
                                         Ended            Ended           Ended             Ended
                                     June 30, 2006    June 30, 2005   June 30, 2006     June 30, 2005
                                     -------------    -------------   -------------   ----------------
Revenues                              $    89,302      $        --     $   298,402       $        --
Cost of revenues                           34,319               --         146,793                --
                                      -----------      -----------     -----------       -----------
Gross profit                               54,983               --         151,609                --
Operating expenses:
  General and administrative              599,613          117,834         935,905           164,788
  Salaries and related                    349,899          188,794         672,913           287,054
  Research and development                  4,405               --          55,167                --
  Professional/consulting services        117,333          172,735         329,638           563,874
  Depreciation                              9,372               --          20,801                --
                                      -----------      -----------     -----------       -----------
     Total operating expenses           1,080,622          479,363       2,014,424         1,015,716

Operating loss                         (1,025,639)        (479,363)     (1,862,815)       (1,015,716)

Interest expense (including
  amortization of financing
  costs and debt discount)               (658,959)        (451,033)     (1,237,033)         (891,386)
Change in fair value of
  derivative liabilities               (1,951,810)              --      (2,655,530)               --
                                      -----------      -----------     -----------       -----------
Net loss                              $(3,636,408)     $  (930,396)    $(5,755,378)      $(1,907,102)
Cumulative undeclared dividends
  and deemed dividends on
   preferred stock                     (1,010,471)              --      (1,346,327)               --
                                      -----------      -----------     -----------       -----------

                        5G WIRELESS COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                   (continued)

                                    Three Months    Three Months     Six Months      Six Months
                                       Ended           Ended           Ended           Ended
                                   June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                   -------------   -------------   -------------   -------------
Net loss applicable to common
  stockholders                      $(4,646,879)    $(930,396)     $(7,101,705)    $(1,907,102)
                                    ===========     ===========      ===========     ===========
Loss per common share applicable
  to common stockholders:
  Basic and diluted (1)             $     (0.71)    $    (0.34)     $     (1.32)    $     (0.73)
                                    ===========     ==========      ===========     ===========
Basic and diluted weighted
  average common shares
  outstanding (1)                     6,589,318      2,729,480        5,376,689       2,610,881
                                    ===========     ==========      ===========     ===========

(1) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

    The accompanying notes are an integral part of these condensed financial statements.

                        5G WIRELESS COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                                                  Six Months      Six Months
                                                                                    Ended           Ended
                                                                                June 30, 2006   June 30, 2005
                                                                                -------------   -------------
Cash flows from operating activities:
  Net loss                                                                       $(5,755,378)    $(1,907,102)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of unearned compensation                                             33,333              --
    Amortization of debt discount on convertible notes                               716,298         787,893
    Amortization of deferred financing costs                                           3,402
    Depreciation                                                                      20,800              --
    Fair value of common stock and warrants issued for  services                     577,307              --
    Bad debt expense                                                                 192,264              --
    Change in fair value of derivative liabilities                                 2,655,530              --
Changes in operating assets and liabilities:
    Accounts receivable                                                               54,813              --
    Inventory                                                                        (26,089)             --
    Other current assets                                                             (14,461)             --
    Accounts payable and accrued liabilities                                         248,611         412,104
    Accrued interest                                                                 113,240              --
    Other liabilities                                                                119,090              --
                                                                                 -----------     -----------
      Net cash used in operating activities                                       (1,061,240)       (707,105)
Cash flows from investing activities:
Transfer of cash to portfolio company                                                     --        (814,750)
Disposition of property and equipment                                                 18,635              --
                                                                                 -----------     -----------
      Net cash provided by (used in) investing activities                             18,635        (814,750)

                        5G WIRELESS COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                                 Six             Six
                                                             Months Ended    Months Ended
                                                            June 30, 2006   June 30, 2005
                                                            -------------   -------------
Cash flows from financing activities:
  Related party notes and advances                               53,626              --
  Repayments on notes payable                                        --         (29,697)
  Payment of deferred financing costs                          (109,178)             --
  Proceeds from issuance of convertible notes                   669,000       1,000,000
  Net proceeds from issuance of preferred Series B stock        475,328              --
  Net proceeds from issuance of common stock                    112,223              --
  Net proceeds from exercise of warrants                          2,500              --
                                                             ----------      ----------
  Net cash flows provided by financing activities             1,203,499         970,303
Net increase (decrease) in cash                                 160,894        (551,552)
Cash, beginning of period                                        85,357         636,904
                                                             ----------      ----------
Cash, end of period                                          $  246,251      $   85,352
                                                             ==========      ==========
Supplemental disclosure of non-cash investing and
  financing activities:
Conversion of convertible notes and accrued interest into
  common stock                                               $  418,843      $  442,176
                                                             ==========      ==========
Debt discounts on convertible notes                          $  669,000      $1,000,000
                                                             ==========      ==========
Reclassification of derivative liability                     $   52,632      $       --
                                                             ==========      ==========
Imputed dividend on preferred Series B                       $1,331,389      $       --
                                                             ==========      ==========
Cumulative preferred Series B undeclared dividends           $   14,938      $       --
                                                             ==========      ==========

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

The Company was incorporated as Tesmark, Inc. in September 1979. In November 1998, it changed its state of incorporation from Idaho to Nevada and in January 2001 changed the name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, it acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, it shifted its strategy from that of a service provider to an equipment manufacturer, or OEM. 5G Partners and Wireless Think Tank, Inc. are inactive.

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

On June 3, 2005, the Company' board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company sought approval from the stockholders, at the annual stockholders' meeting on October 20, 2005, for the following (among other things): (a) to terminate the Company' status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

On October 20, 2005, the Company' stockholders approved (among other things) (a) the termination of the Company' status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

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

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into the Company.

Basis of Presentation.

The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the full year.

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

During the three months ended June 30, 2006, the Company incurred net losses totaling $3,636,408 had net cash used in operating activities totaling $1,061,240 and had an accumulated deficit of $28,540,045 as of June 30, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2006 and 2007, and to pursue all available fundraising alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company's equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts, inventory and warranty reserves, the fair value of equity instruments and derivative liabilities and the deferred tax valuation allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At June 30, 2006, the Company had no cash equivalents.

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

Property and Equipment.

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-7 years for furniture and fixtures and 2-3 years for computers and software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At June 30, 2006, there was $146,251 in funds in excess of the FDIC limits.

The Company's customers are located in the United States and other countries. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company's policy to accrue interest on past due receivables.

In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides an allowance for doubtful accounts against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and the related allowance is removed. At June 30, 2006, the Company carried an allowance for doubtful accounts of $33,857. In addition, during the three and six months ended June 30, 2006, the Company recorded bad debt expense totaling $127,656 and $192,264, respectively.

For the six months ended June 30, 2006, there were four customers that accounted for 17%, 17%, 14% and 11% of the Company's revenues.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Discount on Convertible Notes.

Convertible instruments are evaluated to determine if they are within the scope of EITF No. 00-19 and SFAS No. 133. In the event that they are not, discounts on convertible notes are attributable to the relative fair value of the beneficial conversion feature that allows holders of the debenture to convert into shares of the Company's common stock at prices lower than the market value and the discount associated with detachable warrants. These discounts are accounted for in accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments" and EITF No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

Derivative Liabilities.

The Company evaluates the conversion feature of convertible notes and free-standing instruments such as warrants (or other embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," EITF No. 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19," and Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to results of operations.

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

Basic and Diluted Loss Per Common Share.

Under SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share does not take into account the effect of 35,698,114 potential common shares, such as restricted shares, convertible securities and warrants, considered to be potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term maturities. The fair value of the convertible notes amount to $1,882,294, based on the Company's incremental borrowing rate. The carrying value of the embedded derivative liabilities associated with the convertible notes and related warrants, and convertible preferred stock approximate their fair value based on assumptions using the Black-Scholes model for the warrants and embedded option pricing models.

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Information related to these related party instruments is included in Note 6. Management believes it is not practical to estimate the fair value of these related-party instruments because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Stock-Based Compensation Arrangements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended.

Employee Stock Based Compensation.

The Company incurred approximately zero and $156,000, respectively in stock-based employee compensation during the three and six months ended June 30, 2006. There was no unvested portion of previous grants for which the requisite service had not been rendered as of December 31, 2004. Accordingly, there is no pro-forma compensation expense for the interim periods presented.

On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's consolidated statements of operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate that the Company presently uses is 0.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and six months ended June 30, 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of each stock-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123(R) is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, "Implementation of FASB 123(R)."

Equity Instruments Issued To Other Than Employees for Services.

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

The Company incurred stock-based compensation in transactions with third parties during the three and six months ended June 30, 2006. Such transactions related to deferred consulting arrangements valued at $140,727 and $632,441, respectively, and were accounted for under the methodology in (c) above. The unamortized portion of the total fair value of such contracts was approximately $92,000 as of June 30, 2006 and is presented as deferred consulting fees, contra equity, in the accompanying condensed balance sheet. Amortization expense of such deferred consulting fees totaled approximately $260,000 for the three months ended June 30, 2006. In addition, mark to market adjustments of approximately $56,000 were added during the quarter ended June 30, 2006.

Reclassifications.

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Segment Disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At June 30, 2006, the Company operated in one segment.

2.   BALANCE SHEET CAPTIONS

Inventory.

Inventory consisted of the following at June 30, 2006:

Raw materials                                                           $ 85,243
Work in process                                                           33,462
Finished goods                                                            27,865
                                                                        --------
Total                                                                   $146,570
                                                                        ========

Property and Equipment

Property and equipment consisted of the following at June 30, 2006:

Building Improvements                                                   $  4,747
Computers                                                                275,872
Furniture and fixtures                                                    21,264
Software                                                                  23,755
                                                                        --------
Total property and equipment                                             325,638

Less: accumulated depreciation                                           284,275
                                                                        --------
Total                                                                   $ 41,363
                                                                        ========

Accounts Payable and Accrued Liabilities.

Accounts payable and accrued liabilities consisted of the following at June 30, 2006:

Accounts payable                                                        $411,743
Accrued salaries and payroll related costs                               240,866
Deferred income                                                          112,564
Other accrued liabilities                                                 87,567
                                                                        --------
Total                                                                   $852,740
                                                                        ========

Other Liabilities.

Other liabilities consisted of the following at June 30, 2006:

Accrued liquidated damages - Longview                                 $  495,057
Series B preferred stock - conversion feature derivative
  liability                                                            1,517,143
$805,000 convertible notes - conversion feature derivative
  liability                                                              325,341
Longview convertible notes - conversion feature derivative
  liabilities                                                            732,651
Longview convertible notes -  warrants derivative liabilities            521,834
Montgomery convertible debentures - conversion feature derivative
  liabilities                                                            810,000
Montgomery convertible debentures - warrants derivative liabilities      840,000
Montgomery notes - redemption premium accreted                             5,584
$250,000 convertible notes - warrants derivative liability                 4,800
Series B preferred stock - accrued dividends                              14,938
                                                                      ----------
Total                                                                 $5,267,348
                                                                      ==========

See Notes 3 and 4 for a description of the Company's derivative liabilities.

3.   NOTES PAYABLE AND CONVERTIBLE NOTES

Note payable and convertible notes payable consist of the following at June 30, 2006:

Note payable,  interest  bearing at 10% per annum with  principal
  and interest  payment of $2,500 monthly, maturing in July 2006      $   22,424
                                                                      ----------
Total note payable                                                        22,424
                                                                      ----------
$805,000 convertible notes, bearing interest at 9% per annum, principal converted of $472,000, matured in April 2006, extended
  to March 2008                                                          333,000
$2,000,000 convertible notes, bearing interest at 5%, net of discount of $524,891 and $717,459 of principal converted,
  maturing in September 2007                                             757,650
$1,000,000 convertible notes, bearing interest at prime plus 4%, net of discount of $359,145 and $13,040 of principal converted
  maturing in March 2007                                                 627,815
$300,000 convertible note, bearing interest at prime plus 4%, net
  of discount of $158,333, maturing in July 2007                         141,667
$69,000 convertible  note, bearing interest at 12%, net of discount
  of $60,849, maturing in April 2007                                       8,151
$600,000 convertible note, bearing interest at 12%, net of discount
  of $585,989, maturing in June 2008                                      14,011
                                                                      ----------
Total convertible notes payable                                        1,882,294
                                                                      ----------
Total                                                                 $1,904,718
                                                                      ==========

Note Payable.

On March 21, 2003, the Company signed a $50,000 promissory note that as of June 30, 2006 had a balance of $22,424 and is scheduled to be repaid in monthly installments of $2,500 per month. No payments were made during the three months ended June 30, 2006. The note matures in July 2006 and is currently in default. The default interest rate is 10% and at June 30, 2006 approximately $1,862 of accrued interest was payable.

$250,000 Convertible Notes.

In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or individuals related to certain management personnel. All borrowings were due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share. During the three months ended June 30, 2006, the remaining $75,000 principal balance of these notes was converted to common stock. Accordingly, as of June 30, 2006, there is no outstanding balance on the $250,000 Convertible Notes.

In connection with the $250,000 Convertible Notes, the Company issued warrants to purchase 1,904 (post reverse split) shares of the Company's restricted common stock based on a formula subject to a floor of $0.001 per share. The warrants vested upon grant and expire in June 2008.

During the quarter ended June 30, 2006, the Company issued two convertible note instruments with variable conversion features and not subject to a floor. Consequently, due to these terms, the number of shares required for settlement is indeterminate. Accordingly, at June 30, 2006, after considering all other commitments that may require the issuance of common stock during the maximum period the warrants could remain outstanding, the Company may not have sufficient authorized and unissued shares available to settle such warrants. Accordingly, the warrants were reclassified to derivative liabilities (included in other liabilities- See Note 2) with the change in fair value between the reclassification date and June 30, 2006 charged to results of operations and recorded as a change in estimated fair value of derivative liabilities in the accompanying statements of operations for the three and six months ended June 30, 2006. The amount reclassified from additional paid-in capital related to the warrants was $52,632. The change in estimated fair value between the reclassification date and June 30, 2006 was $47,831 and the balance of derivative liability was $4,800.

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

The conversion feature embedded in the notes and the warrants can be settled in unregistered shares pursuant to EITF No. 00-19. Therefore, the notes and warrant instruments met the scope exception of paragraph 11(a) of SFAS No. 133 at inception through March 31, 2006.

During the quarter ended June 30, 2006, the Company issued two convertible note instruments with variable conversion features and not subject to a floor. Consequently, due to these terms, the number of shares required for settlement is indeterminate. Accordingly, at June 30, 2006, after considering all other commitments that may require the issuance of stock during the maximum period the convertible notes could remain outstanding, the Company may not have sufficient authorized and unissued shares available to settle the convertible notes. Accordingly, the conversion feature associated with the $715,000 Convertible Notes was reclassified to derivative liabilities (included in other liabilities-See Note 2) with the change in the estimated fair value between the reclassification date and June 30, 2006 charged to results of operations. Because there was no beneficial conversion feature ("BCF") associated with the $715,000 Convertible Notes at inception, no amount was reclassified from additional paid-in capital at the reclassification date. The change in estimated fair value between the reclassification date and June 30, 2006 was $325,341 and is included in change in fair value of derivative liabilities in the accompanying statements of operations for the three and six months ended June 30, 2006.

The Company issued warrants with the $715,000 Convertible Notes. The warrants expired February 28, 2006 and thus none are outstanding as of June 30, 2006.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which has been recorded as a debt discount and is being amortized to interest expense over the life of notes. Prior to the quarter ended June 30, 2006 the debt discount was fully amortized.

During the three months ended June 30, 2006, $103,100 of principal balance of the $715,000 Convertible Notes was converted into common stock.

In April 2006, the notes expired and were in default. During the three months ended June 30, 2006, the parties agreed to extend the due date to March 31, 2008.

$2,000,000 Longview Convertible Notes.

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $2,000,000 of principal amount of promissory notes ("$2,000,000 Convertible Notes"), bearing interest at 5% per annum, of the Company that are convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, of
(ii) $17.50 (post reverse split). The notes mature in September 2007. Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A and Class B share warrants to purchase shares of common stock, as described below. The $2,000,000 Convertible Notes and related warrant agreements require registration of the shares underlying the conversion feature and warrants. See "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated Damages," below.

$1,000,000 of promissory notes was purchased on the initial closing date and the second $1,000,000 of the purchase price was received on November 9, 2004.

The convertible note holders received Class A and Class B share warrants to purchase shares of common stock based on the following formulas:

      30 Class A warrants were issued for each 100 shares issuable assuming conversion at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $0.15, as adjusted June 13, 2006. The original exercise price was $7.14 (post reverse split). Each Class A warrant is exercisable until five years after the issue date .

      125 Class B warrants were issued for each $1.00 of purchase price invested on each closing date. The per warrant share exercise price to acquire a share upon exercise of a Class B Warrant is $0.15, as adjusted June 13, 2006. The original exercise price was $7.00 (post reverse split). Each warrant is exercisable until three years after the issue date of the Class B warrant.

At the inception of the $2,000,000 Convertible Notes, the convertible feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $2,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense of the discount on the $2,000,000 Convertible Notes during the three and six months ended June 30, 2006 approximated $126,000 and $321,000, respectively.

During the three and six months ended June 30, 2006, approximately $92,000 plus accrued interest of $12,000 of the $2,000,000 Convertible Notes were converted into 460,000 shares of common stock. To date, the Company has issued 1,022,336 shares (post-reverse split) upon conversion of $717,459 aggregate principal and related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital. The balance of the derivative liability related to the $2,000,000 Convertible Notes at December 31, 2005 was $26,193. During the three and six months ended June 30, 2006, the change in the fair value of the liability associated with the conversion feature and the warrants was $227,447 and $615,974, respectively and such amounts were charged to results of operations. The change in estimated fair value during the three and six months ended June 30, 2006 includes a reduction of expense of $115,289 and expense of $273,238, respectively as a charge directly associated with the re-pricing of the Class A and B warrants.

$1,000,000 Longview Convertible Notes.

On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $1,000,000 in convertible notes ("$1,000,000 Convertible Notes"), bearing interest at prime plus 4% per annum of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, of (ii) $17.50 (post reverse split). The notes mature in March 2007. Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. The $1,000,000 Convertible Notes and related warrant agreements require registration of the shares underlying the conversion feature and warrants. See "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated Damages," below.

The convertible note holders received Class A share warrants to purchase shares of common stock based on the following formulas:

      30 Class A warrants were issued for each 100 shares issuable assuming conversion at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $0.15, as adjusted June 13, 2006. The original exercise price was $3.50 (post reverse split). Each Class A warrant is exercisable until five years after the issue date.

At the inception of the $1,000,000 Convertible Notes, the convertible feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $1,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on these notes during the three and six months ended June 30, 2006 approximated $123,000 and $263,000, respectively. To date, the Company has issued 29,872 shares (post-reverse split) upon conversion of $13,040 aggregate principal and related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital. The balance of derivative liability related to the $1,000,000 Convertible Notes at December 31, 2005 is $13,096. During the three and six months ended June 30, 2006, the change in the fair value of the liability associated with the conversion feature and the warrants was $164,519 and $207,604, respectively and was charged to results of operations. The change in estimated fair value during the three and six months ended June 30, 2006 includes a reduction of expense of $4,085 and expense of $39,000, respectively as a charge directly associated with the re-pricing of the Class A warrants.

$300,000 Longview Convertible Notes.

On July 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $300,000 of principal amount of promissory notes ("$300,000 Convertible Notes"), bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or
(ii) $17.50 (post reverse split). The notes mature in July 2007.Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. The $300,000 Convertible Notes and related warrant agreements require registration of the shares underlying the conversion feature and warrants. See "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated Damages," below.

The convertible note holders received Class A share warrants to purchase shares of common stock based on the following formulas:

      30 Class A warrants were issued for each 100 shares issuable assuming conversion at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $0.15, as adjusted June 13, 2006. The original exercise price was 120% of the closing bid price of the common stock on the trading day immediately preceding the Initial Closing Date. Each Class A warrant is exercisable until five years after the issue date.

At the inception of the $300,000 Convertible Notes, the convertible feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $300,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the three and six months ended June 30, 2006 approximated $38,000 and $76,000, respectively.

To date, none of the $300,000 Convertible Notes have been converted into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital. The balance of derivative liability related to the $300,000 Convertible Notes at December 31, 2005 is $3,929. During the three and six months ended June 30, 2006, the change in the estimated fair value of the liability associated with the conversion feature and the warrants was $27,402 and $102,010, respectively, and was charged to results of operations. The change in estimated fair value during the three and six months ended June 30, 2006 includes a reduction of expense of $23,179 and expense of $51,429 as a charge directly associated with the re-pricing of the Class A warrants.

Registration Rights - Longview.

The Longview notes (see above) along with related warrant agreements contain provisions whereby the holders of notes and warrants were entitled to registration rights in the event the Company's Regulation E exemption from registration ceases to be effective. This exemption from registration (evidence by a Form 1-E filed when the Company operated as a BDC), ceased to be effective on October 22, 2005. Specifically, subsequent to October 22, 2005, the Company was required to register with the SEC the shares issuable pursuant to the Longview notes' conversion feature and warrants. From the date that Regulation E exemption ceased to be effective, , the Company must file a registration statement with the SEC within 60 days and, it must have such registration statement be effective within 90 days.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the notes' outstanding principal balance) until a registration statement is effective. The Company filed Form SB-2 with the SEC on August 8, 2006.

Classification of Longview Conversion Feature and Warrants.

Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most "economic alternative" and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under View C of EITF No. 05-04, the Company accounts for the liquidated damages separately from these two other derivative liabilities. Management estimated the value of the warrants using a Black-Scholes valuation model. The fair value of the Longview warrant derivative liability at June 30, 2006 totaled $521,835 and is included in other liabilities in the accompanying condensed balance sheet. Management estimated the value of the conversion feature, after consultation with a valuation expert, taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company's outstanding shares at any time "cap") and, estimated conversions during the term of the notes, subject to the cap, using discount rates of 67%. The fair value of the derivative liability with respect to the conversion feature at June 30, 2006 totaled $605,139 and is included in other liabilities in the accompanying condensed balance sheet.

Liquidated Damages - Longview.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the Longview notes' principal balance) until such time a Form SB-2 registration statement is effective. The Company has accrued $495,057 in liquidated damages, which is included in other liabilities in the accompanying condensed balance sheet at June 30, 2006. The Company estimates the registration statement to become effective in November 2006 and damages were accrued through that date.

$69,000 Longview Convertible Notes.

On April 5, 2006, the Company entered into a subscription agreement with Longview Fund, LP under which this investor will purchase up to $69,000 in convertible notes bearing interest at 12% per annum, convertible into shares of the Company's common stock (the total amount of the notes was changed upon signing from $60,000 to $69,000) ("$69,000 Convertible Notes"). The terms of these notes are two years. The conversion price is equal to the lower of (i) $0.50, or (ii) 50% of the lowest five day weighted average volume price of the common stock using the volume weighted average price as reported by Bloomberg L.P. for our principal market for the 20 trading days preceding a conversion date. The conversion feature is not subject to a floor.

The note holder received Class A share warrants to purchase shares of common stock based on the following formula:

      1 Class A warrant was issued for each 1 share of common stock issuable assuming conversion at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A Warrant is $0.15, as adjusted June 13, 2006. The original exercise price was $0.50 (post reverse split). Each warrant is exercisable until five years after the issue date of the Class A Warrants.

On this basis, the Company issued warrants to purchase 216,668 shares of common stock on April 5, 2006.

The Company has received a total of $69,000 under two promissory notes under a first and second closing under the terms of the subscription agreement.

The conversion feature of the notes and warrants do not satisfy all of the conditions of EITF No. 00-19 and therefore do not meet the scope exception of paragraph 11(a) of SFAS No. 133. As a result, the conversion feature must be bifurcated from the host note and together with the warrants must be reflected as derivative liabilities. The estimated fair value of the warrants was $132,167 at inception and $69,000 was allocated as discount against the note and $63,167 of excess discount was charged to results of operations. During the period from issuance to June 30, 2006, the Company charged an additional $49,833 in results of operations. At June 30,2006, $82,334 of derivative liability is included in other liabilities in the accompanying condensed balance sheet. The estimated fair value of the conversion feature was $120,681 at inception and none was allocated as discount against the note and $120,681 and such amount was charged to results of operations and recorded to change in estimated fair value of derivative liabilities in the accompanying statements of operations for the three and six months ended June 30, 2006. During the period from issuance to June 30, 2006, the Company charged an additional $6,831 to results of operations for the change in estimated fair values of such liabilities between those dates. At June 30,2006, $127,512 is included in other liabilities in the accompanying condensed balance sheet.

During the period from issuance to June 30, 2006, there were no conversions of the $69,000 Convertible Notes into common stock.

Montgomery Convertible Debentures.

On June 13, 2006, the Company entered into and closed on a Securities Purchase Agreement with Montgomery Equity Partners, LP ("Montgomery"). Under this agreement, Montgomery agreed to purchase from us 12% convertible debentures in the aggregate principal amount of $1,200,000; that will mature on June 13, 2008 ("Montgomery Convertible Debentures"). The debentures will be convertible from time to time into our common stock by Montgomery, at its sole option, into a price per shares of either: (i) $0.3155, or (ii) 80% of the lowest closing bid price of our common stock, for the five trading days immediately preceding the conversion date. The conversion feature is not subject to a floor.

Beginning January 15, 2007, the Company is required to redeem the debentures at a rate of no less than $60,000 per month of any then outstanding principal balance plus a redemption premium equal to 20% of the principal amount being redeemed. The Company is accreting the redemption premium as interest expense as over the period from inception through each required monthly redemption date. During the period from inception through June 30, 2006, the Company recorded $5,584 of redemption premium accretion

The Company granted Montgomery a subordinate priority security interest in certain of our assets pursuant to a Security Agreement, dated June 13, 2006.

The Company received $600,000 upon closing, will receive another $300,000 one business day after the date a registration statement is filed, and will receive the final $300,000 one business day after the date a registration statement is declared effective by the Securities and Exchange Commission.

Montgomery will not be able to convert the debentures and/or exercise the warrants into an amount that would result in the investor beneficially owning in excess of 4.99% of the outstanding shares of the Company's common stock. Further, Montgomery agreed to limit its weekly debenture conversions to no more than $50,000 per week, unless this provision is waived by us. That limitation becomes void when our traded weighted dollar volume exceeds $400,000 for the previous week or the closing bid price of our common stock exceeds $0.4259.

In this transaction, Montgomery received three five-year warrants, all dated June 13, 2006, to purchase as follows:

o Class A warrant for 800,000 shares of common stock at an exercise price of $0.15;

o Class B warrant for 800,000 shares at an exercise price of $0.35 per share; and

o Class C warrant for 800,000 shares at an exercise price the lesser of $0.35 or 80% of the lowest closing bid price of our common stock per share as reported by Bloomberg L.P. for the 5 trading days prior to exercise of the warrant.

These warrants are exercisable on a cash basis provided the Company is not in default and the shares underlying the warrants are subject to an effective registration statement. The Company paid to Montgomery 60,852 shares of common stock as a loan commitment fee. In addition, the Company will pay the following under the Securities Purchase Agreement to Yorkville Advisors LLC (an affiliate of Montgomery):

o commissions of 10% of the principal amount of the debenture, which is to be paid proportionally upon each disbursement;

o     a structuring fee of $10,000 directly from the initial proceeds; and

o     a non-refundable due diligence fee of $5,000.

These costs have been accounted for as deferred financing costs. In connection with this transaction, the Company granted to Montgomery certain demand rights under a registration rights agreement, dated June 13, 2006, to the shares to be issued upon conversion of the Montgomery debentures and the warrants.

The parties also entered into a Pledge and Escrow Agreement, dated June 13, 2006, under which the Company agreed to irrevocably pledge to Montgomery 15,212,982 shares of the our common stock as security. This stock is to be held by an escrow agent (counsel for Montgomery) until the full payment of all amounts due under the Montgomery convertible debentures

The convertible feature of the Montgomery Convertible Debentures provides for a rate of conversion that is below the market value of the Company's common stock. The conversion feature of the notes and warrants do not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and together with the warrants reflected as derivative liabilities. The estimated fair value of the conversion feature was $744,000 at inception and $600,000 was allocated as discount against the notes with the remaining $144,000 charged to results of operations. During the period from issuance to June 30, 2006, the Company charged an additional $66,000 to results of operations for the change in fair value of derivative liabilities between such dates. At June 30, 2006, $810,000 related to the Montgomery conversion feature derivative liability is included in other liabilities in the accompanying condensed balance sheet. The discount of $600,000 is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the period from issue until June 30, 2006 approximated $14,000.

The estimated fair value of the warrants was $840,000 at inception and such amount was charged results of operations. During the period from June 12, 2006 to June 30, 2006, the Company recorded no change in estimated fair value of derivative liabilities. At June 30, 2006, $840,000 of Montgomery warrant derivative liability is included as part of other liabilities in the accompanying condensed balance sheet.

During the period from issue through June 30, 2006, there were no conversions of the Montgomery Convertible Debentures into common stock.

4.    STOCKHOLDERS' EQUITY (DEFICIT)

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

A third party conducted an evaluation prior to the issuance and concluded that the value of the Series A was $200,000, which is being amortized over the three year vesting period. The remaining balance of $83,333 is carried as unearned compensation, contra equity, in the accompanying condensed balance sheet at June 30, 2006.

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

During the three months ended June 30, 2006, the Company received an aggregate $40,000 in cash as an investment in Series B. At June 30, 2006, such amount is included in Series B preferred stock in the accompanying condensed balance sheet. Also, during the three months ended June 30, 2006, the Company issued 250,000 shares of Series B for proceeds collected during the three months ended March 31, 2006. During the three months ended June 30, 2006, the Company paid no issuance costs related to Series B issuances.

Additionally, the Series B designation document includes the following provisions:

o 10% cumulative preferred dividends shall accrue and accumulate on a quarterly basis at $0.10 per share.

o Provided that, and only to the extent that, the Company has a sufficient number of shares of authorized but unissued and unreserved common stock available to issue upon conversion, each share of Series B shall be convertible at the option of the holder.

o In the event the Company is prohibited from issuing shares of common stock upon conversion of the Series B, then at the holder's election, the Company must pay to the holder, an amount in cash determined by multiplying the unconverted face amount, together with accrued but unpaid dividends theron, of the amount of shares of convertible preferred stock designated by the Holder for mandatory redemption by 110%.

The Series B embedded conversion feature contains a variable conversion rate with no cap. Additionally, all of the three criteria pursuant to SFAS No. 133 paragraph 12 are met, therefore the embedded derivative instrument (the conversion option) is required to be bifurcated from the host contract and accounted for as a derivative instrument pursuant to SFAS No. 133, with changes in fair value between reporting periods included in results of operations. Accordingly, the Company recorded the commitment date fair value as derivative liabilities ($332,500 for shares issued the three months ended March 31, 2006 and $998,889 for shares issued during the three months ended June 30, 2006), with a corresponding decrease to additional paid-in capital (since the Company has no retained earnings) for the offsetting deemed dividend. The Company then revalued the conversion feature at June 30, 2006 totaling $1,517,143, which is included in other liabilities in the accompanying condensed balance sheet. The change in estimated fair value during the three months ended June 30, 2006 totaled $11,746 and was recorded as part of change in fair value of derivative liabilities in the accompanying condensed statements of operations.

Common Stock

During the three months ended June 30, 2006, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued 1,132,032 shares of common stock in connection with the conversion of notes payable plus accrued interest totaling approximately $301,000.

During the three months ended June 30, 2006, the Company issued 336,652 shares of common stock and no warrants to non-employees for services. There was no stock based employee compensation during the three months ended June 30, 2006. The Company incurred approximately $260,000 of non-employee stock-based compensation during the quarter ended June 30, 2006, of which approximately $84,000 was related to common stock and $176,000 was related to warrants (see
Note 1).

Warrants.

During the three months ended June 30, 2006 Longview Equity Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP exercised 11,666, 4,166 and 833 warrants, respectively to purchase a total of 11,666, 4,166 and 833 shares of the Company's common stock at an exercise price of $0.15 pursuant to the $2 million Longview note agreement.

5.    COMMITMENTS AND CONTINGENCIES

Lease Commitments.

In October, 2003, the Company's operates its business from its corporate headquarters in Marina del Rey, California under an operating lease agreement for its office and research and development space of approximately 10,560 square feet, for a five-year term, ending in October 2008.

Rent expense approximated $35,000 and $35,000 for the three months ended June 30, 2006 and 2005, respectively.

Litigation.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

(a) On June 15, 2005 the Company was served with a complaint from a third party in a matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee of us for breach of a residential lease and damage to a residential property in 2001. The claim against us alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of the Company) and conducted business from such residence.

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

(b) On May 8, 2006 the Company was served with a complaint in a matter entitled Brian Vallone and Anne Vallone v. 5G Wireless Communications, Inc., California Superior Court (Orange County). This action, which does not allege a damage amount, includes causes of action for breach of contract, negligent misrepresentation, and fraud, and is concerning equipment that was sold to a wireless internet provider in California for approximately $9,000 who claims that they were unable to generate fees for use and for advertising revenues.

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

6.    RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006 and 2005, the Company used the credit lines of Service Group, which is a company controlled by Jerry Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows. The was no amount owed to Service Group at June 30, 2006.

Mr. Dix advanced $2,500 to the company during the three months ended June 30, 2006. There is no interest applicable to this advance. As of June 30, 2006 $2,500 is outstanding and remains payable to Jerry Dix which is included in Related Party notes and advances in the accompanying condensed balance sheet.

Thomas Janes, a family relative of Don Boudewyn, executive vice president, lent $20,000 to the Company pursuant to a loan agreement dated June 1, 2006. The loan provides for simple interest at ten percent (10%) per annum. In addition, there was an administration fee of $4,000 paid in 21,333 restricted shares of the Company's common stock issued at a 25% discount to the lowest closing bid price in the 20 trading days prior to the date of the agreement. During the three months ended June 30, 2006, the Company charged $5,333 for fair value of the administration fee and related discount to results of operations and recorded the common stock at this value.

Russell Janes, a family relative of Mr. Boudewyn lent $20,000 to the Company pursuant to a loan agreement dated June 1, 2006. The loan provides for simple interest at ten percent (10%) per annum. In addition, there was an administration fee of $4,000 paid in 21,333 restricted shares of the Company's common stock issued at a 25% discount to the lowest closing bad price in the 20 trading days prior to the date of the agreement. During the three months ended June 30, 2006, the Company charged $5,333 for fair value of the administration fee and related discount to results of operations and recorded the common stock at this value.

7.    SUBSEQUENT EVENTS

(a) On July 11, 2006, 5G Wireless issued a total of 239,499 (post reverse split) shares of common stock to an individual who provided the guarantee on lease for the company. The shares had an aggregate value of $44,906 (average of $0.18 (post reverse split) per share). See Exhibit 10.1.

(b) On July 11, 2006, 5G Wireless issued a total of 77,866 (post reverse split) shares of common stock to three individuals for interest on loans provided to the company. The shares had an aggregate value of $14,600 (average of $0.18 (post reverse split) per share). See Exhibits 10.2, 10.4, and 10.5.

(c) On August 8, 2006, the Company filed a Form SB-2 with the SEC for the purpose of registering shares underlying the Longview transactions, the Series B preferred stock, and the shares underlying the Montgomery transaction.

(d) On August 11, 2006, the Company received the second installment of the Montgomery Convertible Debentures in the amount of $300,000 less fee to Yorkville Advisors of $30,000 and $6,000 equaling 2 months' prepaid interest to Montgomery Equity Partners, LP.

(e) The Company has tentatively reached a settlement in the matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). The Company has not admitted any guilt; however, management believes it to be in the best interest of the Company to settle and has tentatively agreed to settle the matter. Management does not believe the amount of the settlement will have material impact on future results of operations.

(f) On July 13, 2006, Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP exercised warrants to purchase 34,433, 30,825 and 10,275 respectively, of the Company's common stock. The exercise price was $0.15 per share and proceeds to the Company were $11,330.

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

Overview.

      The Company is a developer and manufacturer of wireless broadband communications equipment operating on the 802.11a/b/g frequency. The Company's principal markets are universities and hospitality properties.

      The Company has focused on the marketing and sales of its innovative wireless solutions to large campus and enterprise wide-area-networks ("WAN"). In addition to manufacturing the existing product line, the Company has focused on developing new solutions that create larger and more efficient wireless networks.

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

Results of Operations.

(a)   Revenue.

      Revenue from the sales of equipment and support services was $89,302 and $298,402 for the three and six months ended June 30, 2006, respectively, compared to $0 for the three and six months ended June 30, 2005. The revenue was primarily attributable to sales of wireless equipment in the university campus marketplace as opposed to the comparison period in which the Company as a BDC and did not record any revenue. The Company expects to continue the current strategy as more university campuses look to upgrade their network infrastructure.

(b)   Cost of Revenues.

      Total cost of revenues was $34,319 and $146,793 for the three and six months ended June 30, 2006, respectively, compared to $0 for the three and six months ended June 30, 2005. The cost of revenues principally due to sales partially offset by economies of scale due to greater buying power in the Company's supply chain and its ability to maintain pricing in the marketplace. The Company expects it will continue the current strategy in the future.

(c)   Operating Expenses.

      Total operating expenses were $1,080,622 for the three months ended June 30, 2006 compared to $479,363 for the three months ended June 30, 2005, an increase of $601,259 or approximately 125%. Total operating expenses for the six months ended June 30, 2006 were $2,014,424 compared to $1,015,716 for the six months ended June 30, 2005, an increase of $998,708 or approximately 98%. The increase is principally attributable to increased professional fees. As management continues to focus on operations operating expenses are expected to increase in 2006.

(d)   Interest Expense.

      Interest expense was $658,959 for the three months ended June 30, 2006 compared to $451,033 for the three months ended June 30, 2005, an increase of $207,926 or approximately 46%. Interest expense was $1,237,033 for the six months ended June 30, 2006 compared to $891,386 for the six months ended June 30, 2005, an increase of $345,647 or approximately 39%.

      Ongoing amortization of beneficial conversion features and other debt discounts on the notes will decline in the year 2006 and beyond as the notes reach maturity. Interest expense for the year 2006 will be significantly higher than in prior years as a result of the liquidated damages provisions associated with the Longview notes that accrue at the rate of approximately $51,390 per month until such time as an effective registration statement is on file with the SEC.

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

(e)   Net Loss.

      Net loss was $3,636,408 for the three months ended June 30, 2006 compared to $930,396 for the three months ended June 30, 2005, an increase of $2,706,012 or approximately 291%. Net loss was $5,755,378 for the six months ended June 30, 2006 compared to $1,907,102 for the six months ended June 30, 2005, an increase of $3,848,276 or approximately 202%. The increased net loss is attributable to higher salaries and related cost along with increased interest expense. The net loss for the year 2006 and beyond is anticipated to decline as sales increase without a corresponding increase in operating expenses and a reduction in interest expense.

Factors That May Affect the Company's Operating Results.

      The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

o     gain or loss of clients or strategic relationships;

o announcement or introduction of new products by the Company or by its competitors;

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

o Some of our competitors provide functionalities that the Company does not. Potential customers who desire these functions may choose to obtain their equipment from the competitor that provides these additional functions.

o Potential customers may be motivated to purchase their wireless Internet equipment from a competitor in order to maintain or enhance their respective business relationships with that competitor.

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

Operating Activities.

      Net cash used in operating activities was $1,061,240 for the six months ended June 30, 2006 compared to $707,105 for the six months ended June 30, 2005, an increase of $354,135 or approximately 50%. This increase is attributed primarily to the increase in salaries and related expense.

Investing Activities.

      Net cash provided by investing activities was $18,635 during the six months ended June 30, 2006 as compared to net cash used in investing activities of $814,750 during the six months ended June 30, 2005, a change of $833,385, or approximately 102%. This change was the result of no equipment purchases in the current period as opposed to equipment purchases related to research and development activities and increased spending on software license to support sales and finance activities.

Liquidity and Capital Resources.

(a)   General Discussion.

      The Company's current liabilities totaled $7,091,716 at June 30, 2006, and current assets totaled $556,914, resulting in a working capital deficit of $6,534,802 at June 30, 2006. At June 30, 2006, the Company's assets consisted primarily of net accounts receivable of $81,820, inventory of $146,570, and cash of $246,251. The Company incurred a net loss of $5,755,378 for the six months ended June 30, 2006. The Company has an accumulated deficit of $28,540,045 as of June 30, 2006.

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

      The Company has been successful in obtaining the required cash resources through private placements, convertible notes and notes payable to service the Company's operations during the six months ended June 30, 2006. The Company's net cash provided by financing activities for the six months ended June 30, 2006 was $1,203,499, which resulted from the net proceeds from the sale of the Series B preferred stock during that period, $69,000 Longview convertible notes, and the Montgomery convertible debentures.

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

(b)   Longview Funds.

      Pursuant to the terms of the convertible notes entered into between the Company and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, the shares that serve as collateral for the notes must be registered the Longview Funds, the shares that serve as collateral for the notes must be registered or an exemption from registration available. The filing of the Form N-54C on October 21, 2005 terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Pursuant to the terms of the notes, the Company remains in technical default on the notes since that time.

      The Company is still in negotiations with the Longview Funds and has obtained verbal commitments from the lenders that it will not be declared in default. The Company is liable for liquidated damages of 2% for each thirty days or part thereof of the purchase price of the notes remaining unconverted that are subject to such non-registration event. As of June 30, 2006, the remaining principal balance of unconverted notes payable to the Longview Funds aggregated to approximately $2,638,500. The Company's filed a Form SB-2 on August 8, 2006 that seeks to register the shares underlying the Longview notes and warrants, among other things. Until such time as the registration statement has been made effective, the Company will incur $51,390 in liquidated damage penalties per month. $495,057 was accrued as of June 30, 2006.

(c)   $805,000 Convertible Notes.

      In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes. During the three months ended June 30, 2006, approximately $103,100 of principal balance of convertible notes payable were converted into common stock.

      As of March and April 2006, there are certain of these note holders whose notes have expired and as such are due and payable. The parties have agreed to extend these notes for an additional two years to March 31, 2008.

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

                                                     Payments due by Period
                                                    -----------------------
Contractual Obligations     Total         2006       2007-2008    2009-2010   Thereafter
-----------------------   ----------   ----------   -----------   ---------   ----------
Convertible debt          $3,571,500   $1,615,540    $1,955,960     $--          $--
Notes payable                 22,424       22,424            --      --           --
Operating leases             349,640       72,776       276,864      --           --
                          ----------   ----------    ----------     ---          ---
Total contractual
  cash obligations        $3,943,564   $1,710,740    $2,232,824     $--          $--
                          ==========   ==========    ==========     ===          ===

Critical Accounting Policies.

      The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates in the preparation of financial statements; (b) revenue recognition;
(c) stock-based compensation arrangements; (d) warranty reserves; (e) inventory reserves; (f) allowance for doubtful accounts; (g) the deferred tax valuation allowance; (h) derivative liabilities; and (i) classification of conversion feature and warrants. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

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

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

(d)   Warranty.

      The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company's consolidated financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At June 30, 2006, warranty reserve approximated $29,000, which is recorded under other current liabilities on the balance sheet.

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

(f)   Allowance for Doubtful Accounts.

      In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to expense. At June 30, 2006, the Company carried an allowance for doubtful accounts of $33,857.

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

(i)   Classification of Conversion Feature and Warrants.

      Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most "economic alternative" and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under View C of EITF No. 05-04, the Company accounts for the liquidated damages separately from these two other derivative liabilities. Management estimated the value of the warrants using a Black-Scholes model. Because the warrants have an exercise price greater than the trading price of the Company's stock on October 22, 2005, the warrants value was calculated to be insignificant. Management estimated the value of the conversion feature, after consultation with a valuation expert, taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company's outstanding shares at any time "cap") and, estimated conversions during the term of the notes, subject to the cap, using discount rates of 75%. Management has established a liability and has estimated the decrease in the fair value of the conversion feature between December 31, 2005 and June 30, 2006 to be $561,921, which is reflected net of derivative expense in the accompanying condensed statements of operations. The fair value of such derivative liability at June 30, 2006 totaling $605,139 is included in other liabilities in the accompanying condensed balance sheet.

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

Changes in Controls and Procedures.

      During the three months ended June 30, 2006, there were no other changes in the Company's disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls. The Company believes that disclosure controls and procedures, and its internal controls over financial reporting were not and will not be adversely impacted by the resignation of the Company's chief financial officer on April 7, 2006.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened, except as follows:

      (a) On June 15, 2005 the Company was served with a complaint from a third party in a matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee of us for breach of a residential lease and damage to a residential property in 2001. The claim against us alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of the Company) and conducted business from such residence.

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

      (b) On May 8, 2006 the Company was served with a complaint in a matter entitled Brian Vallone and Anne Vallone v. 5G Wireless Communications, Inc., California Superior Court (Orange County). This action, which does not allege a damage amount, includes causes of action for breach of contract, negligent misrepresentation, and fraud, and is concerning equipment that was sold to a wireless internet provider in California for approximately $9,000 who claims that they were unable to generate fees for use and for advertising revenues.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2006 that were not previously disclosed in a Form 8-K. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Please see Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for a discussion of the technical default status of the Longview Funds notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

      (a) On July 11, 2006, 5G Wireless issued a total of 239,499 (post reverse split) shares of common stock to an individual who provided the guarantee on lease for the company. The shares had an aggregate value of $44,906 (average of $0.18 (post reverse split) per share). See Exhibit 10.1.

      (b) On July 11, 2006, 5G Wireless issued a total of 77,866 (post reverse split) shares of common stock to three individuals for interest on loans provided to the company. The shares had an aggregate value of $14,600 (average of $0.18 (post reverse split) per share). See Exhibits 10.2, 10.4, and 10.5.

      (c) On August 8, 2006, the Company filed a Form SB-2 with the SEC for the purpose of registering shares underlying the Longview transactions, the Series B preferred stock, and the shares underlying the Montgomery transaction.

      (d) On August 11, 2006, the Company received the second installment of the Montgomery Convertible Debentures in the amount of $300,000 less fee to Yorkville Advisors of $30,000 and $6,000 equaling 2 months' prepaid interest to Montgomery Equity Partners, LP.

      (e) The Company has tentatively reached a settlement in the matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). The Company has not admitted any guilt; however, management believes it to be in the best interest of the Company to settle and has tentatively agreed to settle the matter. Management does not believe the amount of the settlement will have material impact on future results of operations.

      (f) On July 13, 2006, Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP exercised warrants to purchase 34,433, 30,825 and 10,275 respectively, of the Company's common stock. The exercise price was $0.15 per share and proceeds to the Company were $11,330.

ITEM 6. EXHIBITS.

      Exhibits included or incorporated by reference herein are set forth in the
Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5G Wireless Communications, Inc.


Dated: August 21, 2006                 By: /s/ Jerry Dix
                                           -------------------------------------
                                           Jerry Dix
                                           Chief Executive Officer


Dated: August 21, 2006                 By: /s/ Don Boudewyn
                                           -------------------------------------
                                           Don Boudewyn,
                                           Executive Vice President, Secretary,
                                           Treasurer (principal financial
                                           officer)

                                  EXHIBIT INDEX

Number                                 Description
------                                 -----------
1 Agency Agreement between the Company and May Davis Group, Inc., dated April 1, 2003 (incorporated by reference to Exhibit 1 of the Form 10-QSB/A filed on November 17, 2003).

2.1 Agreement and Plan of Reorganization and Merger between Tesmark, Inc., an Idaho corporation, and the Company (formerly known as Tesmark, Inc.), a Nevada corporation, dated November 10, 1998 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 15, 1999).

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

2.6 Agreement and Plan of Merger between the Company and 5G Wireless Solutions, Inc., dated January 18, 2006 (incorporated by reference to
         Exhibit 2.6 of the Form 10-K filed on April 7, 2006).

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

4.25 Subscription Agreement between the Company and Longview Fund, LP, dated April 5, 2006 (including the following items: Exhibit A1: Convertible Note; Exhibit A2: Class A Warrant; Exhibit B: Funds Escrow Agreement (not including the following items: Exhibit C: Form of Legal Opinion; Exhibit D: Transfer Agent Instructions; Exhibit E: Form of Public Announcement; Exhibit F: Form of Limited Standstill Agreement; Schedule 4(a): Subsidiaries; Schedule 4(d): Additional Issuances/Capitalization;
         Schedule 4(q): Undisclosed Liabilities; Schedule 4(u): Disagreements with Accountants and Lawyers; Schedule 8(e) Use of Proceeds; and
         Schedule 8(q): Providers of Limited Standstill Agreements (incorporated by reference to Exhibit 4.25 of the Form 10-QSB fled on May 22, 2006).

4.26 Stock Purchase Agreement between the Company and Castellum Investments, S.A., dated May 30, 2006 (including the following items: Exhibit A:
         Certificate of Designation, and Exhibit C: Form of Registration Rights Agreement. Not including the following items: Exhibit B: Investor Questionnaire; Exhibit D: Form of Opinion of Counsel; Schedule 3(c): outstanding shares; Schedule: 3(g): list of untimely filed reports; and
         Schedule I: list of Investor) (incorporated by reference to Exhibit 4.9 of the Form 8-K filed on July 14, 2006)

4.27 Securities Purchase Agreement between the Company and Montgomery Equity Partners, LP, dated as of June 13, 2006 (not including a Disclosure Schedule) (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on July 14, 2006).

4.28 Secured Convertible Debenture between the Company and Montgomery Equity Partners, LP, dated as of June 13, 2006 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on July 14, 2006).

4.29 Security Agreement, dated as of June 13, 2006, between the Company and Montgomery Equity Partners, LP (incorporated by reference to Exhibit
         4.3 of the Form 8-K filed on July 14, 2006).

4.30 Class A Warrant, dated as of June 13, 2006, between the Company and Montgomery Equity Partners, LP (incorporated by reference to Exhibit
         4.4 of the Form 8-K filed on July 14, 2006).

4.31 Class B Warrant, dated as of June 13, 2006, between the Company and Montgomery Equity Partners, LP (incorporated by reference to Exhibit
         4.5 of the Form 8-K filed on July 14, 2006).

4.32 Class C Warrant, dated as of June 13, 2006, between the Company and Montgomery Equity Partners, LP (incorporated by reference to Exhibit
         4.6 of the Form 8-K filed on July 14, 2006).

4.33 Investor Registration Rights Agreement, dated as of June 13, 2006, between the Company and Montgomery Equity Partners, LP (not including Form of Notice of Effectiveness of Registration Statement) (incorporated by reference to Exhibit 4.7 of the Form 8-K filed on July 14, 2006).

4.34 Pledge and Escrow Agreement, dated as of June 13, 2006, between the Company and Montgomery Equity Partners, LP (incorporated by reference to Exhibit 4.8 of the Form 8-K filed on July 14, 2006).

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

10.8 Guarantor Agreement between 5G Wireless and Al Lang, dated May 25, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 14, 2006).

10.9 Loan Agreement between 5G Wireless and Production Partners, Ltd., dated May 30, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 14, 2006).

10.10 Consulting Agreement between 5G Wireless and Jason Meyers, dated May 30, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 14, 2006).

10.11 Loan Agreement between 5G Wireless and Russell Janes, dated June 1, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 14, 2006).

10.12 Loan Agreement between 5G Wireless and Thomas Janes, dated June 1, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 14, 2006).

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