Form 10QSB
period 2006-09-30
5 G WIRELESS COMMUNICATIONS INC
filed 2006-11-20
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     As of November 15, 2006, the Company had 13,942,826 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.


                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED BALANCE SHEET
                  AS OF SEPTEMBER 30, 2006 (UNAUDITED)                       3

                  CONDENSED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND NINE
                  MONTHS ENDED SEPTEMBER 30, 2006
                  AND SEPTEMBER 30, 2005 (UNAUDITED)                         5

                  CONDENSED STATEMENTS OF
                  CASH FLOWS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2006
                  AND SEPTEMBER 30, 2005 (UNAUDITED)                         7

                  NOTES TO CONDENSED FINANCIAL
                  STATEMENTS (UNAUDITED)                                    10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             39

         ITEM 3.  CONTROLS AND PROCEDURES                                   53

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         54

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            55

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           55

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       55

         ITEM 5.  OTHER INFORMATION                                         55

         ITEM 6.  EXHIBITS                                                  57

SIGNATURES                                                                  57

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         5G WIRELESS COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                  (Unaudited)

                                     ASSETS

Cash                                                             $   45,799
Accounts receivable, net of allowance
for doubtful accounts of $37,038                                     50,566
Inventory                                                           158,505
Deferred financing costs                                            118,020
Other current assets                                                174,360
Total current assets                                                547,250
Property and equipment, net of accumulated depreciation and
amortization of $290,591                                             39,469
Total assets                                                     $  586,719

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities                            823,468
Accrued interest                                                    435,625
Other liabilities                                                 3,458,146
Note payable                                                         18,924
Related party notes and advances                                     45,031
Convertible notes payable, net of
discount of $1,617,452                                            2,254,046
Total current liabilities                                         7,035,240

Total liabilities                                                 7,035,240

Stockholders' deficit:
Preferred Series A convertible stock,
$0.001 par value; 3,000,000 shares
authorized; 3,000,000 shares issued and
outstanding                                                           3,000
Preferred Series B convertible stock,
$0.001 par value; 5,000,000 shares
authorized; 540,000 shares issued and
outstanding                                                             540
Common stock, $0.001 par value;
5,000,000,000 shares authorized;
and 9,366,369 shares issued and outstanding (1) (2)                  24,580
Additional paid-in capital                                       21,337,910
Common stock held in escrow                                         (16,229)
Unearned compensation                                               (66,667)
Deferred consulting fees                                            (27,994)
Accumulated deficit                                             (27,703,661)
Total stockholders' deficit                                      (6,448,521)
Total liabilities and stockholders' deficit                     $   586,719

(1) Excludes 15,212,982 shares held in escrow in connection with the Securities Purchase Agreement with Montgomery
Equity Partners, LP.

(2) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

      The accompanying notes are an integral part of these condensed financial statements

                      5G WIRELESS COMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                               (Unaudited)


                                        Three Months        Three Months      Nine Months     Nine Months
                                            Ended                Ended          Ended           Ended
                                        September 30,        September 30,   September 30    September 30
                                           2006                  2005            2006            2005
Revenues                                 $   274,233           $       --      $   572,635    $        --
Cost of revenues                             122,808                   --          269,601             --
Gross profit                                 151,425                   --          303,034             --

Operating expenses:
General and administrative                   180,677               34,320        1,116,582        165,775
Salaries and related                         349,257               34,064        1,022,170        371,117
Research and development                       9,592                   --           64,759             --
Professional/consulting services             287,338               22,811          616,976        586,685
Depreciation                                   6,316                   --           27,117             --
Total operating expenses                     833,180               91,195        2,847,604      1,123,577

Operating loss                              (681,755)             (91,195)      (2,544,570)    (1,123,577)

Interest expense (including
amortization of financing
costs and debt discount)                    (694,903)            (245,343)     (1,931,936)     (1,136,729)

Change in fair value of
derivative liabilities                     1,510,555                   --        (442,488)             --
Net income (loss)                        $   133,897            $(353,208)    $(4,918,994)    $(2,260,306)
Cumulative undeclared
dividends and deemed
dividends on preferred stock                 (13,611)                  --      (1,359,938)             --
Net loss applicable to common
Stockholders                             $   120,286            $(353,208)    $(6,278,932)    $(2,260,306)

Loss per common share applicable
to common stockholders:
Basic and diluted (1)                    $      0.02            $   (0.12)    $     (0.95)    $     (0.84)

Basic and diluted weighted
average common shares
outstanding (1)                            7,783,513            2,836,155       6,187,780       2,686,797


(1) Adjusted for a 1 for 350 reverse split of the common stock effective on November 23, 2005.

               The accompanying notes are an integral part of these condensed financial statements

                             5G WIRELESS COMMUNICATIONS, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                          (Unaudited)



                                                              Nine                     Nine
                                                           Months Ended             Months Ended
                                                         September 30, 2006       September 30, 2005
Cash flows from operating activities:
Net loss                                                  $(4,918,994)            $(2,260,306)
  Adjustments to reconcile net loss
to net cash used in operating activities:
   Amortization of unearned compensation                       49,999                  16,667
   Amortization of debt discount on
convertible notes                                           1,088,050                 948,433
   Amortization of deferred financing costs                    21,158                      --
   Depreciation                                                27,114                      --
   Fair value of common stock and
warrants issued for  services                                 701,607                      --
   Common stock issued for financing fees                      32,800                      --
   Bad debt expense                                           195,444                      --
   Change in fair value of derivative liabilities             442,488                      --
Changes in operating assets and liabilities:
   Accounts receivable                                         82,887                      --
   Inventory                                                  (38,024)                     --
   Other current assets                                      (157,735)                  2,520
   Accounts payable and accrued liabilities                   206,915                 397,658
   Accrued interest                                           291,011                      --
   Other liabilities                                          209,319                      --
        Net cash used in operating activities              (1,765,961)               (895,028)

Cash flows from investing activities:
  Transfer of cash to portfolio company                           --               (1,001,344)
  Purchases of property and equipment                         (4,420)                      --
  Disposition of property and equipment                       18,635                       --
     Net cash provided by (used in)
investing activities                                          14,215               (1,001,344)

Cash flows from financing activities:
   Related party notes and advances                           55,697                       --
   Repayments on notes payable                                (3,500)                 (40,148)
   Payment of deferred financing costs                      (139,178)                      --
   Proceeds from issuance of convertible notes               969,000                1,300,000
   Net proceeds from issuance of preferred Series B stock    475,328                       --
   Net proceeds from issuance of common stock                341,012                       --
   Net proceeds from exercise of warrants                     13,829                       --
     Net cash flows provided by financing activities       1,712,188                1,259,852

Net increase (decrease) in cash                              (39,558)                (636,520)

Cash, beginning of period                                     85,357                  636,904

Cash, end of period                                      $    45,799              $       384

Supplemental disclosure of non-
cash investing and financing activities:
Conversion of convertible notes
and accrued interest into common stock                   $   418,843              $   777,977

Debt discounts on convertible notes                      $   969,000              $ 1,300,000

Imputed dividend on Series B
Preferred shares                                         $(1,331,389)             $        --

Cumulative preferred Series B undeclared dividends       $    28,549              $        --

Common stock issued and held in escrow                   $    15,213              $        --


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

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into the Company.

Basis of Presentation.

The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the full year.

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

During the nine months ended September 30, 2006, the Company incurred net losses totaling $4,918,994, had net cash used in operating activities totaling $1,765,961 and had an accumulated deficit of $27,703,661 as of September 30, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

The accompanying financial statements do not include any adjustments which may impact the realization of assets or the settlement of liabilities should the Company be unable to continue as a going concern.

Restatement

The June 30, 2006 financial statements have been restated to reflect revisions in the carrying amount of other liabilities. Such change was made to reflect a change in the value of a conversion feature derivative liability associated with convertible debentures owed to Montgomery Equity Partners, at June 30, 2006, which previously did not reflect the effect of Montgomery's ownership limitation cap. Such change resulted in a decrease of $702,487 in the derivative liability as of June 30, 2006 and a corresponding decrease to change in fair value of derivative liabilities expense of $702,487 in the statement of operations for the three months ended June 30, 2006. Loss per share changed from a previously reported $0.71 to a currently reported loss of $0.60. The effect of the change in the Company's financial statements can be summarized as follows:

Changes to Unaudited Statement of Operations for the three months ended June 30, 2006.

                                         As Reported      As Restated
Other income (expense)
Change in fair value of
derivative liabilities                   $(1,951,810)     $(1,249,323)
Net loss                                 $(3,636,408)     $(2,933,921)
Net loss applicable to common
Shareholders                             $(4,646,879)     $(3,944,392)
Net loss per share - basic
and diluted                              $     (0.71)     $     (0.60)

Changes to Unaudited Condensed Balance Sheet as of June 30, 2006

                                         As Reported      As Restated

Current liabilities
Other liabilities                        $ 5,267,348      $ 4,564,861
Total current liabilities                $ 7,091,716      $ 6,389,229
Total liabilities                        $ 8,338,044      $ 7,635,557
Accumulated deficit                      $(28,540,045)    $(27,846,558)
Stockholders' deficit                    $ (7,685,178)    $ (6,982,691)

There was no effect to our prior year financial statements.

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

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At September 30, 2006, the Company had no cash equivalents.

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

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable.
The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit.
At September 30, 2006, there were no funds in excess of the FDIC limits.

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

In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides an allowance for doubtful accounts against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and the related allowance is removed. At September 30, 2006, the Company carried an allowance for doubtful accounts of $37,038. In addition, during the three and nine months ended September 30, 2006, the Company recorded bad debt expense totaling $3,180 and $195,444, respectively.

For the nine months ended September 30, 2006, there were two customers that accounted for 38% and 12% of the Company's revenues.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Discount on Convertible Notes.

Convertible instruments are evaluated to determine if they are within the scope of Emerging Issues Task Force ("EITF") No. 00-19 and Statement of Financial Accounting Standards ("SFAS") No. 133. In the event that they are not, discounts on convertible notes are attributable to the relative fair value of the beneficial conversion feature that allows holders of the debenture to convert into shares of the Company's common stock at prices lower than the market value and the discount associated with detachable warrants. These discounts are accounted for in accordance with EITF No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments" and EITF No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

Derivative Liabilities.

The Company evaluates the conversion feature of convertible notes and free-standing instruments such as warrants (or other embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," EITF No. 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

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

The Company offers installation services to customers and charges separately when such services are purchased. Installation by the Company is not required for the functionality of the equipment. Consequently, installation services are considered a separate unit of accounting under EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables."

Basic and Diluted Loss Per Common Share.

Under SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share does not take into account the effect of 47,516,112 potential common shares, such as convertible securities and warrants, considered to be potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term maturities. The fair value of the convertible notes amount totals $3,365,084, based on the Company's incremental borrowing rate. The carrying value of the embedded derivative liabilities associated with the convertible notes and related warrants, and convertible preferred stock approximate their fair value based on assumptions using the Black-Scholes option pricing models.

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

Stock-Based Compensation Arrangements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value.
Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The company issued no options during the nine months ended September 30, 2006. At September 30, 2006, there are no stock options outstanding.

The Company incurred zero and $155,940, respectively, in stock-based compensation during the three and nine months ended September
30, 2006. There was no unvested portion of previous grants for which the requisite service had not been rendered as of December 31, 2004. Accordingly, there is no pro-forma compensation expense for the interim periods presented.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The fair value of each stock-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in SAB No. 107.

Equity Instruments Issued to Other Than Employees for Services.

The Company follows SFAS No. 123, as amended, (as interpreted by EITF No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration.

Pursuant to paragraph 7 of SFAS No. 123 as amended, the Company accounts for such transactions using the fair value of the consideration received
(i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

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

The Company incurred stock-based compensation in transactions with third parties during the three and nine months ended September 30, 2006. Such transactions related to deferred consulting arrangements valued at $59,875 and $692,316, respectively, and were accounted for under the methodology in (c) above. The unamortized portion of the total fair value of such contracts was $27,994 as of September 30, 2006 and is presented as deferred consulting fees, contra equity, in the accompanying condensed balance sheet. Amortization expense of such deferred consulting fees totaled $112,230 for the three months ended September 30, 2006. In addition, mark to market adjustments of $12,068 were charged to expense during the three months ended September 30, 2006.

Reclassifications.

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Segment Disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At September 30, 2006, the Company operated in one segment.

2.  BALANCE SHEET CAPTIONS

Inventory.

Inventory consisted of the following at September 30, 2006:

Raw materials                           $118,139
Work in process                           26,150
Finished goods                            14,216

Total                                   $158,505

Property and Equipment.

Property and equipment consisted of the following at September 30, 2006:

Building Improvements                   $  4,747
Computers                                279,250
Furniture and fixtures                    21,264
Software                                  24,799
Total property and equipment             330,060

Less: accumulated depreciation           290,591

Total                                   $ 39,469

Accounts Payable and Accrued Liabilities.

Accounts payable and accrued liabilities consisted of the following at September 30, 2006:

Accounts payable                               $470,158
Accrued salaries and payroll related costs      228,814
Deferred income                                  48,433
Other accrued liabilities                        76,063

Total                                          $823,468

Other Liabilities.

Other liabilities consisted of the following at September 30, 2006:

Accrued liquidated damages - Longview                          $ 546,447
Series B preferred stock - conversion
feature derivative liabilities                                   910,980
$805,000 convertible notes - conversion
feature derivative liabilities                                   377,289
Longview convertible notes - conversion
feature derivative liabilities                                   531,292
Longview convertible notes -  warrants
derivative liabilities                                           268,150
Montgomery convertible debentures -
conversion feature derivative liabilities                        202,456
Montgomery convertible debentures -
warrants derivative liabilities                                  545,680
Montgomery notes - redemption premium                             44,422
$135,000 convertible notes - warrants
derivative liabilities                                             2,881
Series B preferred stock - accrued dividends                      28,549

Total                                                         $3,458,146

See Notes 3 and 4 for a description of the Company's derivative liabilities.

3.  NOTES PAYABLE AND CONVERTIBLE NOTES

Note payable consist of the following at September 30, 2006:

Note payable, interest bearing at 10% per
annum with principal and interest payment of
$2,500 monthly, matured in July 2006                             $   18,924
Total note payable                                                   18,924

Convertible notes payable consist of the following at September 30, 2006:

$805,000 convertible notes, bearing interest
at 9% per annum, principal converted of
$472,000, matured in April 2006, extended to
March 2008                                                          333,000
$2,000,000 convertible notes, bearing interest
at 5%, net of discount of $418,012,
of principal converted 717,460, maturing in
September 2007                                                      864,526
$1,000,000 convertible notes, bearing interest
at prime plus 4%, net of discount of $235,774
of principal converted of $13,040, maturing in
March 2007                                                          751,186
$300,000 convertible note, bearing interest at
prime plus 4%, net of discount of $120,833,
maturing in July 2007                                               179,167
$69,000 convertible note, bearing interest at
12%, net of discount of $52,224, maturing in
April 2007                                                           16,776
$600,000 convertible note, bearing interest at
12%, net of discount of $510,989, maturing in
June 2008                                                            89,011
$300,000 convertible note, bearing interest at
12%, net of discount of $279,620, maturing in
August 2008                                                          20,380

Total convertible notes payable                                   2,254,046

Total                                                            $2,272,970

Note Payable.

On March 21, 2003, the Company signed a $50,000 promissory note that as of September 30, 2006 had a balance of $18,924 and is scheduled to be repaid in monthly installments of $2,500 per month. $3,500 was paid on the note during the three months ended September 30, 2006. The note matures in July 2006 and is currently in default. The default interest rate is 10% and at September 30, 2006 approximately $2,424 of accrued interest was payable. The Company is in the process of restructuring the note with the note holder.

$135,000 Convertible Notes.

The Company agreed to terms with four investors, in the third quarter of 2003, one of which was the then president of the Company, Peter Trepp, to loan the Company a total of $135,000 under subordinated promissory notes. The subordinated notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of a new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The notes are subordinated to all of our indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on our balance sheet. As of September 30, 2006, the notes are paid in full.

Each investor was issued warrants to purchase shares of our common stock equal to 40% of the amount invested in the notes. As of September 30, 2006, 13,716 warrants are outstanding.

Upon completion of the June 13, 2006 Montgomery financing, the warrants do not satisfy all of the conditions of EITF No. 00-19 and therefore do not meet the scope exception of paragraph 11(a) of SFAS
No. 133. Accordingly, at June 30, 2006, after considering all other commitments that may require the issuance of common stock during the maximum period the warrants could remain outstanding, the Company determined that it may not have sufficient authorized and unissued shares available to settle such warrants. Accordingly, the warrants were reclassified to derivative liabilities (included in other liabilities- See Note 2).
The amount reclassified from additional paid-in capital related to the warrants was $4,800.

The estimated fair value of the warrants at June 13, 2006, the date of reclassification resulting from the issuance of the Montgomery debt, was $4,800. At September 30, 2006, the estimated fair value of such warrants was $2,880. Consequently, during the three months ended September 30, 2006, the Company recorded to results of operations a reduction in the change in the estimated fair value of derivative liabilities of $1,920 and carries a derivative liability of $2,880 related to these warrants, which is included in other liabilities in the accompanying balance sheet at September 30, 2006.

$250,000 Convertible Notes.

In March 2004, the Company borrowed $250,000 under convertible notes payable ("$250,000 Convertible Notes"), of which $100,000 came from management or individuals related to certain management personnel.
All borrowings were due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share. As of September 30, 2006, there is no outstanding balance on the $250,000 Convertible Notes.

In connection with the $250,000 Convertible Notes, the Company issued warrants to purchase 8,659 (post reverse split) shares of the Company's restricted common stock based on a formula subject to a floor of $0.001 per share. The warrants vested upon grant and expired in June 2006.

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

During the quarter ended June 30, 2006, the Company issued two convertible note instruments with variable conversion features and not subject to a floor. Consequently, due to these terms, the number of shares required for settlement is indeterminate. Accordingly, at June
30, 2006, after considering all other commitments that may require the issuance of stock during the maximum period the convertible notes could remain outstanding, the Company determined that it may not have sufficient authorized and unissued shares available to settle the convertible notes. Accordingly, the conversion feature associated with the $715,000 Convertible Notes was reclassified to derivative liabilities (included in other liabilities-See Note 2).

The change in estimated fair value of the conversion feature between the reclassification date and June 30, 2006 was $325,341. At September 30, 2006, the estimated fair value of such conversion feature was $377,289. Consequently, during the three months ended September 30, 2006, the Company recorded to results of operations an increase in the change in the estimated fair value of derivative liabilities of $51,948 and carries a derivative liability of $377,289 related to the conversion feature, which is included in other liabilities in the accompanying balance sheet at September 30, 2006.

The Company issued warrants with the $715,000 Convertible Notes. The warrants expired February 28, 2006 and thus none are outstanding as of September 30, 2006.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which had been recorded as a debt discount and was amortized to interest expense over the life of notes. The debt discount is fully amortized.

During the three months ended September 30, 2006, there were no conversions into common stock.

In April 2006, the notes expired and were in default. During the three months ended September 30, 2006, the parties agreed to extend the due date to March 31, 2008.

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

At the inception of the $2,000,000 Convertible Notes, the convertible feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $2,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense of the discount on the $2,000,000 Convertible Notes during the three and nine months ended September 30, 2006 approximated $106,878 and $342,531, respectively.

During the three months ended September 30, 2006, there were no conversions into common stock. To date, the Company has issued 1,019,860 shares (post-reverse split) upon conversion of $717,460 aggregate principal and $108,472 of related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to other liabilities from additional paid in capital. The balance of the derivative liability related to the $2,000,000 Convertible Notes at December 31, 2005 was $26,193.

The estimated fair value of the conversion feature and warrants associated with the Longview $2,000,000 convertible notes between June 30, 2006 and September 30, 2006 decreased by $145,561. Such reduction reduction has been recorded to results of operations and included within the change in estimated fair value of derivative liabilities for the three months and nine months ended September 30, 2006.

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

At the inception of the $1,000,000 Convertible Notes, the convertible feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $1,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on these notes during the three and nine months ended September 30, 2006 approximated $123,370 and $386,026, respectively. To date, the Company has issued 68,088 shares (post-reverse split) upon conversion of $13,040 aggregate principal and $53,081 of related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to other liabilities from additional paid in capital. The balance of derivative liability related to the $1,000,000 Convertible Notes at December 31, 2005 was $13,096.

The estimated fair value of the conversion feature and warrants associated with the Longview $1,000,000 convertible notes between June 30, 2006 and September 30, 2006 decreased by
$72,781. Such reduction has been recorded to results of operations and included within the change in estimated fair value of derivative liabilities for the three months and nine months ended September 30, 2006.

$300,000 Longview Convertible Notes.

On July 20, 2005, July 28, 2005, and August 17, 2005, the Company entered into subscription agreements with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $300,000 of principal amount of promissory notes ("$300,000 Convertible Notes"), bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company's common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company's common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50 (post reverse split). The notes mature in July 2007.Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company's common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. The $300,000 Convertible Notes and related warrant agreements require registration of the shares underlying the conversion feature and warrants. See "Registration Rights," "Classification of Conversion Feature and Warrants" and "Liquidated Damages," below.

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

At the inception of the $300,000 Convertible Notes, the convertible feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $300,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the three and nine months ended September 30, 2006 was $37,500 and $113,039, respectively.

To date, none of the $300,000 Convertible Notes or its related accrued interest have been converted into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital. The balance of derivative liability related to the $300,000 Convertible Notes at December 31, 2005 was $3,929.

The estimated fair value of the conversion feature and warrants associated with the Longview $300,000 convertible notes between June
30, 2006 and September 30, 2006 decreased by $21,834 such reduction has been recorded to results of operations and included within the change in estimated fair value of derivative liabilities for the three months and nine months ended September 30, 2006.

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

The estimated fair value of the warrants was $132,167 at inception and $69,000 was allocated as discount against the note and $63,167 of excess discount was charged to change in fair value of derivative liabilities in the statement of operations.

The estimated fair value of the conversion feature was $120,681 at inception and none was allocated as discount against the note and $120,681 and such amount was charged as an increase to change in fair value of derivative liabilities in the accompanying statements of operations for the nine months ended September 30, 2006. The estimated fair value of the conversion feature and warrants associated with the Longview $69,000 convertible notes between June 30, 2006 and September 30, 2006 decreased by $1,512. Such reduction has been recorded to results of operations and included within the change in estimated fair value of derivative liabilities for the three months and nine months ended September 30, 2006.


During the three months ended September 30, 2006, there were no conversions of the $69,000 Convertible Notes into common stock.

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

Classification of Longview Conversion Feature and Warrants.

Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most "economic alternative" and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under View C of EITF No. 05-04, the Company accounts for the liquidated damages separately from these two other derivative liabilities. Management estimated the value of the warrants using a Black-Scholes valuation model. The fair value of the Longview warrant derivative liability at September 30, 2006 totaled $268,150 and is included in other liabilities in the accompanying condensed balance sheet. Management estimated the value of the conversion feature, after consultation with a valuation expert, taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company's outstanding shares at any time "cap") and, estimated conversions during the term of the notes, subject to the cap, using a discount rate of 79%.

Liquidated Damages - Longview.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the Longview notes' principal balance) until such time a Form SB-2 registration statement is effective. The Company has accrued $546,447 in liquidated damages, which is included in other liabilities in the accompanying condensed balance sheet at September 30, 2006. The Company estimates the registration statement to become effective in December 2006 and damages were accrued through that date.

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

Beginning January 15, 2007, the Company is required to redeem the debentures at a rate of no less than $60,000 per month of any then outstanding principal balance plus a redemption premium equal to 20% of the principal amount being redeemed. The Company is accreting the redemption premium as interest expense as over the period from inception through each required monthly redemption date. During the three months ended September 30, 2006, the Company included $38,838 of redemption premium accretion in interest expense in the statement of operations. At September 30, 2006, the redemption premium liability totals $44,422 and is included in other liabilities in the accompanying condensed balance sheet.

The Company granted Montgomery a subordinate priority security interest in certain of our assets pursuant to a Security Agreement, dated June 13, 2006.

The Company received $600,000 upon closing June 13, 2006, received $300,000 on August 11 after a registration statement (Form SB-2) was filed with the Securities and Exchange Commission, and will receive the final $300,000 one business day after the date a registration statement is declared effective by the Securities and Exchange Commission.

Montgomery will not be able to convert the debentures and/or exercise the warrants into an amount that would result in the investor beneficially owning in excess of 4.99% of the outstanding shares of the Company's common stock. Further, Montgomery agreed to limit its weekly debenture conversions to no more than $50,000 per week, unless this provision is waived by the Company. That limitation becomes void when our traded weighted dollar volume exceeds $400,000 for the previous week or the closing bid price of our common stock exceeds $0.4259.

In this transaction, Montgomery received three five-year warrants, all dated June 13, 2006, to purchase as follows:

     - Class A warrant for 800,000 shares of common stock at an exercise price of $0.15;

     - Class B warrant for 800,000 shares at an exercise price of $0.35 per share; and

     - Class C warrant for 800,000 shares at an exercise price the lesser of $0.35 or 80% of the lowest closing bid price of our common stock per share as reported by Bloomberg L.P. for the 5 trading days prior to exercise of the warrant.

These warrants are exercisable on a cash basis provided the Company is not in default and the shares underlying the warrants are subject to an effective registration statement.

The Company paid to Montgomery 60,852 shares of common stock as a loan commitment fee. In addition, the Company paid or will pay the following, under the Securities Purchase Agreement to Yorkville
Advisors LLC (an affiliate of Montgomery):

     - commissions of 10% of the principal amount of the debenture, which is to be paid proportionally upon each disbursement;

     - a structuring fee of $10,000 directly from the initial proceeds;
       and

     - a non-refundable due diligence fee of $5,000.

All fees above have been paid except for the 10% commission related to $300,000 which will remain unfunded until the day subsequent to a registration statement being declared effective by the SEC.

These costs have been accounted for as deferred financing costs. In connection with this transaction, the Company granted to Montgomery certain demand rights under a registration rights agreement, dated June 13, 2006, to the shares to be issued upon conversion of the Montgomery debentures and the warrants.

The parties also entered into a Pledge and Escrow Agreement, dated June 13, 2006, under which the Company agreed to irrevocably pledge to Montgomery 15,212,982 shares of the our common stock as security.
This stock is to be held by an escrow agent (counsel for Montgomery) until the full payment of all amounts due under the Montgomery convertible debentures

The convertible feature of the Montgomery Convertible Debentures provides for a rate of conversion that is below the market value of the Company's common stock. The conversion feature of the notes and warrants do not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and together with the warrants reflected as derivative liabilities. The estimated fair value of the conversion feature was $744,000 at inception and $600,000 was allocated as discount against the notes with the remaining $144,000 charged to change in fair value of derivative liabilities in the statement of operations.

On August 11, 2006, an additional $300,000 of the Montgomery
Convertible Debentures were funded. The conversion feature of the notes does not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and reflected as a derivative liability. The estimated fair value of the conversion feature was $450,000 at inception and $300,000 was allocated as discount against the notes with the remaining $150,000 charged to change in fair value of derivative liabilities in the statement of operations.

During the three months ended September 30, 2006, the Company charged $94,943 related to the Montgomery conversion feature derivative liabilities as an increase to change in fair value of derivative liabilities in the accompanying statement of operations.

At September 30, 2006, $202,456 related to Montgomery convertible debentures conversion feature derivative liabilities is included in other liabilities in the accompanying condensed balance sheet.

The estimated fair value of the warrants was $840,000 at inception and such amount was charged to results of operations within the line item in value of derivative liabilities in the statement of operations. During the three months ended September 30, 2006, the Company recorded a decrease of $294,320 conversion feature and warrants to results of operations within the line item change in fair value of derivative liabilities in the accompanying statement of operations. At September 30, 2006, $545,680 of Montgomery warrant derivative liability is included in other liabilities in the accompanying condensed balance sheet.

The discount of $900,000 is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note for the three and nine months ended September 30, 2006 was $95,380 and 109,391, respectively.

During three months ended September 30, 2006, there were no conversions of the Montgomery Convertible Debentures into common stock.

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

Management valued the Series A at $200,000, which is being amortized over the three year vesting period. During the three months ended September 30, 2006, the Company recorded $16,666 of amortization as general and administrative expense in the statements of operations. At September 30, 2006, the balance of $66,667 is carried as unearned compensation, contra equity, in the accompanying condensed balance sheet. When determining value, management considered various valuation techniques, such as discounted cash flow, publicly traded stock value and intrinsic value analysis. Ultimately, the intrinsic value analysis provided the most reasonable value of $200,000.

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

The Series B embedded conversion feature contains a variable conversion rate with no cap. Additionally, all of the three criteria pursuant to SFAS No. 133 paragraph 12 are met, therefore the embedded derivative instrument (the conversion option) is required to be bifurcated from the host contract and accounted for as a derivative instrument pursuant to SFAS No. 133, with changes in fair value between reporting periods included in results of operations. Accordingly, the Company recorded the commitment date fair value as derivative liabilities ($332,500 for 250,000 shares issued during the three months ended March 31, 2006 and $998,889 for 290,000 shares issued during the three months ended June 30, 2006), with a corresponding decrease to additional paid-in capital (since the Company has no retained earnings) for the offsetting deemed dividend. During the three months ended September 30, 2006, there were no additional investment in Series B.

During the three months ended September 30, 2006, the Company recorded a decrease of $606,163 to results of operations within the line item change in fair value of derivative liabilities in the accompanying condensed statement of operations.

Common Stock.

During the three months ended September 30, 2006, in accordance with the terms of the applicable convertible notes payable agreements, the Company issued no shares of common stock in connection with the conversion of notes payable plus accrued interest.

There was no stock based employee compensation during the three months ended September 30, 2006. The Company recorded $124,298 of non-employee stock-based compensation included in general and administrative expense in the statement of operations during the three months ended September 30, 2006, of which $120,321 was related to common stock and $3,977 was related to warrants (see Note 1).

     (a)  On July 11, 2006 the Company issued a total of 239,499
(post reverse split) restricted shares of common stock to an individual who provided guaranty on a lease for the Company. The shares had an aggregate value of $8,800 (average of $0.19 (post reverse split) per share).

     (b) On July 11, 2006, the Company issued a total of 35,200 (post reverse split) restricted shares of common stock to individuals for interest on loans provided to the Company. The shares had an aggregate value of $8,800 (average of $0.19 (post reverse split) per share).

     (c) On August 8, 2006, the Company filed a Form SB-2 with the SEC for the purpose of registering shares underlying the Longview transactions, the Series B preferred stock, and the shares underlying the Montgomery transaction.

     (d) On August 11, 2006, the Company received the second installment of the Montgomery Convertible Debentures in the amount of $300,000 less fee to Yorkville Advisors of $30,000 and $6,000 equaling 2 months' prepaid interest to Montgomery Equity Partners, LP. Such amounts are being amortized over the life of the loan. The Company issued 90,852 shares of common stock based on services valued at $24,000.

     (e) During the three months ended September 30, 2006, the Company sold 2,107,796 restricted shares of common stock under Regulation S to various individuals for cash proceeds of $228,789
(average of $0.1085 per share).

Warrants.

During the three months ended September 30, 2006 Longview Equity Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP exercised 11,666, 4,166 and 833 warrants, respectively to purchase a total of 11,666, 4,166 and 833 shares of the Company's common stock at an exercise price of $0.15 pursuant to the $2 million Longview Subscription Agreement.

5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

Since October, 2003, the Company's has operated its business from its corporate headquarters in Marina del Rey, California under an operating lease agreement for its office and research and development space of approximately 10,560 square feet, for a five-year term, ending in October 2008.

Rent expense approximated $35,000 and $35,000 for the three months September 30, 2006 and the same period in 2005.

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

Management believes the Company has meritorious claims and defenses to the plaintiffs' claims and ultimately will prevail on the merits. The Company has tentatively agreed to settle this litigation for $7,500, however as of September 30, 2006 the action was still open.
Litigation is subject to inherent uncertainties, and unfavorable rulings could occur with neither party admitting guilt. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

     (c) On November 3, 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. ("Longview Funds"). In this Motion, filed in New York State Supreme Court on November 2, 2006, the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes. The Longview Funds ask the court to enter judgment in their favor in the total amount of $2,644,987 allegedly due under the notes, plus accrued interest

Management believes the Company has meritorious claims and defenses to the claims of the Longview Funds. The Company is attempting to resolve this matter with the Longview Funds. This matter remains in the early stages of litigation and there can be no assurance as to the outcome of the action. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Upon advice of counsel, Management believes that the request for conversion made by Longview, could have resulted in a violation of
Section 5 of the Securities Act of 1933 potentially causing undue hardship for the Company and its investors.

6.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2006 and 2005, the Company used the credit lines of Service Group, which is a company controlled by Jerry Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows. The amount owed to Service Group at September 30, 2006 was $2,787.

Mr. Dix advanced $2,500 to the Company during the three months ended September 30, 2006. There is no interest applicable to this advance. As of September 30, 2006 $775 is outstanding and remains payable to Jerry Dix which is included in Related Party notes and advances in the accompanying condensed balance sheet.

Thomas Janes, a family relative of Don Boudewyn, executive vice president, lent $20,000 to the Company pursuant to a loan agreement dated June 1, 2006. The loan provides for simple interest at ten percent (10%) per annum. In addition, there was an administration fee of $4,000 paid in 21,333 restricted shares of the Company's common stock issued at a 25% discount to the lowest closing bid price in the 20 trading days prior to the date of the agreement. During the three and nine months ended September 30, 2006, the Company incurred $504 and $734, respectively of interest expense and it was recorded as interest expense in the statement of operations.

Russell Janes, a family relative of Mr. Boudewyn lent $20,000 to the Company pursuant to a loan agreement dated June 1, 2006. The loan provides for simple interest at ten percent (10%) per annum. In addition, there was an administration fee of $4,000 paid in 21,333 restricted shares of the Company's common stock issued at a 25% discount to the lowest closing bad price in the 20 trading days prior to the date of the agreement. During the three and nine months ended September 30, 2006, the Company incurred $504 and $734, respectively, of interest expense and it was recorded as interest expense in the statement of operations.

7.  SUBSEQUENT EVENTS

Stock Issuances.

(a) On October 12, 2006, the Company issued 135,135 free trading shares of common stock to each of four consultants who were former employees of Global Connect, Inc. These shares were valued at a total of $200,000 ($0.37 per share).

(b) Between October 20, 2006 and October 26, 2006, the Company sold 1,230,793 restricted shares of common stock under Regulation S to a total of 14 accredited investors for a total consideration of $97,249 (average of $0.079 per share).

(c) On October 24, 2006, the Company issued 76,667 free trading shares of common stock to a consultant for strategic planning and corporate development services. These shares were valued at $11,500 ($0.15 per share).

(d) On October 24, 2006, the Company issued 146,340 restricted shares of common stock in settlement of outstanding legal fees. These shares were valued at $25,756 ($0.176 per share).

(e) On October 25, 2006, the Company issued 109,375 restricted shares of common stock to an employee pursuant to the employees hire in April 2006. These shares were valued at $70,000 ($0.64 per share).

Other Matters.

(a) On October 4, 2006, the company acquired certain assets of Global Connect, Inc. doing business as Ivado, which included wireless equipment deployed at 13 hospitality properties and contracts to related to the properties. The Company issued 492,841 restricted shares of common stock to Global Connect, Inc. in connection with this acquisition. These shares were valued at $182,351 ($0.37 per share). The aggregate purchase can result in up to $935,000 provided certain future conditions are met.

(b) On October 16, 2006, Andrew D. McCormac was appointed to the position of chief financial officer and principal accounting officer of the Company.

(c) On October 25, 2006, Phil E. Pearce resigned as a member of the Company's board of directors. To the knowledge of the executive officers of the Company, this resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

(d) On November 3, 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. ("Longview Funds"). In this Motion, filed in New York State Supreme Court on November 2, 2006, the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes. The Longview Funds ask the court to enter judgment in their favor in the total amount of $2,644,987 allegedly due under the notes, plus accrued interest.

Management believes the Company has meritorious claims and defenses to the claims of the Longview Funds; however, the Company is attempting to resolve this matter with the Longview Funds. This matter remains in the early stages of litigation and there can be no assurance as to the outcome of the action. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(e) On November 7, 2006, Murray Williams and Kirk Haney resigned as members of the Company's board of directors. To the knowledge of the executive officers of the Company, these resignations were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Results of Operations.

(a)  Revenue.

     Revenue from the sales of equipment and support services was $274,233 for the three months ended September 30, 2006, compared to $0 for the three months ended September 30, 2005. Revenue from the sales of equipment and support services was $572,635 for the nine months ended September 30, 2006, respectively, compared to $0 for the nine months ended September 30, 2005. The revenue was primarily attributable to sales of wireless equipment in the university campus marketplace as opposed to the comparison period in which the Company as a BDC and did not record any revenue. The Company expects to continue the current strategy as more university campuses look to upgrade their network infrastructure.

(b)  Cost of Revenues.

     Total cost of revenues was $122,808 and $269,601 for the three and nine months ended September 30, 2006, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2005. The cost of revenues was principally due to sales of wireless equipment in the University Market place. The Company expects to continue the current strategy in the future.

(c)  Operating Expenses.

     Total operating expenses were $833,180 for the three months ended September 30, 2006 compared to $91,195 for the three months ended September 30, 2005, an increase of $741,985 or approximately 814%.
Total operating expenses for the nine months ended September 30, 2006 were $2,847,604 compared to $1,123,577 for the nine months ended
September 30, 2005, an increase of $1,724,027 or approximately 154%.
The increase is principally attributable to increased professional fees and operating expenses now incurred by the Company that previously were recorded as expenses of the portfolio company during the period the Company was a BDC. Whereas Management continues to focus on reducing operating costs, operating expenses are expected to increase in the next 12 months.

(d)  Interest Expense.

     Interest expense was $694,903 for the three months ended September 30, 2006 compared to $245,343 for the three months ended September 30, 2005, an increase of $449,560 or approximately 183%. Interest expense was $1,931,936 for the nine months ended September 30, 2006 compared to $1,136,729 for the nine months ended September 30, 2005, an increase of $795,207 or approximately 70%.

     Ongoing amortization of beneficial conversion features and other debt discounts on the notes will decline in 2006 and 2007 and beyond as the notes reach maturity. Nonetheless, interest expense for the year 2006 will be significantly higher than in prior years as a result of the liquidated damages provisions associated with the Longview notes that accrue at the rate of approximately $51,390 per month until such time as an effective registration statement is on file with the SEC.

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

(e)  Net Income (Loss).

     Net income was $133,897 for the three months ended September 30, 2006 compared to a net loss of $353,208 for the three months ended September 30, 2005, an increase of $487,105 or approximately 138%.
The change is primarily related to reduction in the value of derivative liabilities during the quarter ended September 30, 2006.
Net loss was $4,918,994 for the nine months ended September 30, 2006 compared to $2,260,306 for the nine months ended September 30, 2005, an increase of $2,658,688 or approximately 118%. The increased net loss is attributable to higher salaries and related cost along with increased interest expense. The net loss for the year 2006 and beyond is anticipated to decline as sales increase without a corresponding increase in operating expenses and a reduction in interest expense.

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

Operating Activities.

     Net cash used in operating activities was $1,765,961 for the nine months ended September 30, 2006 compared to $895,028 for the nine months ended September 30, 2005, an increase of $870,933 or approximately 97%. This increase is attributed primarily to the increase in salaries and related expense.

Investing Activities.

     Net cash provided by investing activities was $14,215 during the nine months ended September 30, 2006 as compared to net cash used in investing activities of $1,001,344 during the nine months ended September 30, 2005, a change of $1,015,559, or approximately 101%. This change was the result of no equipment purchases in the current period as opposed to equipment purchases related to research and development activities and increased spending on software license to support sales and finance activities.

Liquidity and Capital Resources.

(a)  General Discussion.

     The Company's current liabilities totaled $7,035,240 at September 30, 2006, and current assets totaled $547,250, resulting in a working capital deficit of $6,487,990 at September 30, 2006. At September 30, 2006, the Company's assets consisted of net accounts receivable of $50,566, inventory of $158,505, other current assets of $174,360, deferred financing costs of $118,020 and cash of $45,799. The Company incurred a net loss of $4,918,994 for the nine months ended September 30, 2006. The Company has an accumulated deficit of $27,703,661 as of September 30, 2006.

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

     The Company has been successful in obtaining the required cash resources through private placements, convertible notes and notes payable to service the Company's operations during the nine months ended September 30, 2006. The Company's net cash provided by financing activities for the nine months ended September 30, 2006 was $1,712,188, which resulted from the net proceeds from the sale of the Series B preferred stock during that period, $69,000 Longview convertible notes, the Montgomery convertible debentures and common stock issued under Regulation S.

     Management plans to continue raising additional capital through a variety of fund raising methods during the remainder of 2006 and 2007, and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for its equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)  Longview Funds.

     Pursuant to the terms of the convertible notes entered into between the Company and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, the shares that serve as collateral for the notes must be registered the Longview Funds, the shares that serve as collateral for the notes must be registered or an exemption from registration available. The filing of the Form N-54C on October 21, 2005 terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Pursuant to the terms of the notes, the Company remains in technical default on the notes since that time. See Other Information, Subsequent Events.

     The Company is liable for liquidated damages of 2% for each thirty days or part thereof of the purchase price of the notes remaining unconverted that are subject to such non-registration event. As of September 30, 2006, the remaining principal balance of unconverted notes payable to the Longview Funds aggregated to approximately $2,638,500. The Company's filed a Form SB-2 on August 8, 2006 that seeks to register the shares underlying the Longview notes and warrants, among other things. Until such time as the registration statement has been made effective, the Company will incur $51,390 in liquidated damage penalties per month. $546,447 of liquidated damages was accrued as of September 30, 2006.

(c)  $805,000 Convertible Notes.

     In March 2004, the Company borrowed $715,000 under convertible notes payable ("$715,000 Convertible Notes"). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes. During the three months ended June 30, 2006, one of the convertible notes payable were converted into common stock.

     As of March and April 2006, certain of these notes expired; the parties then agreed to extend these notes for an additional two years to March 31, 2008.

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



                                                    Payments due by Period
Contractual Obligations                 Total      2006        2007-2008      2009-2010    Thereafter
Convertible debt                      $3,871,500   $3,871,500         --      $      --    $       --
Notes payable                             18,924       18,924         --             --            --
Operating leases                         314,235       37,371    276,864             --            --

Total contractual
   cash obligations                   $4,204,659    $3,927,795  $276,864      $      --    $       --


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

(d)  Warranty.

     The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company's consolidated financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At September 30, 2006, warranty reserve approximated $17,290, which is recorded under other current liabilities on the balance sheet.

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

(f)  Allowance for Doubtful Accounts.

     In determining the allowance for doubtful accounts, management evaluated the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer's credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to expense. At September 30, 2006, the Company carried an allowance for doubtful accounts of $37,038.

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

(h)  Derivative Liabilities.

     The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 01-06, "The Meaning of Indexed to a Company's Own Stock," EITF No. 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis.

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

(Forward Looking Statements.

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

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, they concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Controls and Procedures.

     During the three months ended September 30, 2006, there were no changes in the Company's disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

The members of the Board of Directors of the Company who were members of the Audit Committee resigned subsequent to September 30, 2006. The Company is currently recruiting replacements but none have been elected to the Board of Directors at this time. Chief Executive Officer Jerry Dix and Executive Vice President Don Boudewyn are performing audit committee functions in the interim.

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

     Management believes the Company has meritorious claims and defenses to the plaintiffs' claims and ultimately will prevail on the merits. The Company has tentatively agreed to settle this litigation for $7,500, however as of September 30, 2006 the action was still open. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur with neither party admitting guilt. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

     (c) On November 3, 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. ("Longview Funds"). In this Motion, filed in New York State Supreme Court on November 2, 2006, the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes. The Longview Funds ask the court to enter judgment in their favor in the total amount of $2,644,987 allegedly due under the notes, plus accrued interest

     Management believes the Company has meritorious claims and defenses to the claims of the Longview Funds. The Company is attempting to resolve this matter with the Longview Funds. This matter remains in the early stages of litigation and there can be no assurance as to the outcome of the action. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

     Upon advice of counsel, Management believes that the request for conversion made by Longview, could have resulted in a violation of
Section 5 of the Securities Act of 1933 potentially causing undue hardship for the Company and its investors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Other than as set forth below, there were no unregistered sales of the Company's equity securities during the three months ended on September 30, 2006 that were not previously disclosed in a Form 8-K:

     (a) On July 11, 2006, the Company issued a total of 239,499 (post reverse split) restricted shares of common stock to an individual who provided the guaranty on a lease for the Company. The shares had an aggregate value of $44,906 (average of $0.18 (post reverse split) per share).

     (b) On July 11, 2006, the Company issued a total of 35,200 (post reverse split) restricted shares of common stock to an individuals for interest on loans provided to the company. The shares had an aggregate value of $8,800 (average of $0.19 (post reverse split) per share).

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Please see Management's Discussion and Analysis of Financial
Condition and Results of Operations, Liquidity and Capital Resources, for a discussion of the technical default status of the Longview Funds notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     On September 21, 2006, Stanley A. Hirschman resigned as a member of the Company's board of directors. To the knowledge of the executive officers of the Company, this resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Subsequent Events.

Stock Issuances.

     (a) On October 12, 2006, the Company issued 135,135 free trading shares of common stock to each of four consultants who were former employees of Global Connect, Inc. These shares were valued at a total of $200,000 ($0.37 per share).

     (b) Between October 20, 2006 and October 26, 2006, the Company sold 1,230,793 restricted shares of common stock under Regulation S to a total of 14 accredited investors for a total consideration of $97,249 (average of $0.079 per share).

     (c) On October 24, 2006, the Company issued 76,667 free trading shares of common stock to a consultant for strategic planning and corporate development services. These shares were valued at $11,500 ($0.15 per share).

     (d) On October 24, 2006, the Company issued 146,340 restricted shares of common stock in settlement of outstanding legal fees. These shares were valued at $25,756 ($0.176 per share).

     (e) On October 25, 2006, the Company issued 109,375 restricted shares of common stock to an employee pursuant to the employees hire in April 2006. These shares were valued at $70,000 ($0.64 per share).

Other Matters.

     (a) On October 4, 2006, the company acquired certain assets of Global Connect, Inc. doing business as Ivado, which included wireless equipment deployed at 13 hospitality properties and contracts to related to the properties. The Company issued 492,841 restricted shares of common stock to Global Connect, Inc. in connection with this acquisition. These shares were valued at $182,351 ($0.37 per share).
The aggregate purchase can result in up to $935,000 provided certain future conditions are met.

     (b) On October 16, 2006, Andrew D. McCormac was appointed to the position of chief financial officer and principal accounting officer of the Company.

     (c) On October 25, 2006, Phil E. Pearce resigned as a member of the Company's board of directors. To the knowledge of the executive officers of the Company, this resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

     (d) On November 3, 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. ("Longview Funds"). In this Motion, filed in New York State Supreme Court on November 2, 2006, the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes. The Longview Funds ask the court to enter judgment in their favor in the total amount of $2,644,987 allegedly due under the notes, plus accrued interest.

     Management believes the Company has meritorious claims and defenses to the claims of the Longview Funds; however, the Company is attempting to resolve this matter with the Longview Funds. This matter remains in the early stages of litigation and there can be no assurance as to the outcome of the action. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

     (e) On November 7, 2006, Murray Williams and Kirk Haney resigned as members of the Company's board of directors. To the knowledge of the executive officers of the Company, these resignations were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5G Wireless Communications, Inc.



Dated: November 17, 2006               By: /s/ Jerry Dix
                                       Jerry Dix
                                       Chief Executive Officer


Dated: November 17, 2006               By: /s/  Andrew D. McCormac
                                       Andrew D. McCormac,
                                       Chief Financial Officer

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

4.20 Subscription Agreements between the Company, on the one hand, and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, on the other hand, dated July 20, 2005, July 28, 2005, and August 17, 2005
       (including the following items: Exhibit A1: Form of Note; Exhibit A2: Form of Class A Warrant; Exhibit B: Funds Escrow Agreement; Exhibit D: Transfer Agent Instructions; Exhibit
       F: Form of Limited Standstill Agreement) (not including the following items: Exhibit C: Form of Legal Opinion; Exhibit E Form of Public Announcement; Schedule 4(a): Subsidiaries;
       Schedule 4(d): Additional Issuances/Capitalization; Schedule 4(q): Undisclosed Liabilities; Schedule 4(u): Disagreements of Accountants and Lawyers; Schedule 8(e) Use of Proceeds; and Schedule 8(q): Providers of Limited Standstill Agreements) (incorporated by reference to Exhibit 4 of the Form 8-K filed on July 25, 2005).

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

10.13  Asset Purchase Agreement between the Company and Global
       Connect, Inc., dated as of September 12, 2006 (not including
       Schedule 1, Schedule 2, Schedule 3 and Schedule 4)
       (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 11, 2006).

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

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 30, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

23     Consent of Independent Registered Public Accounting Firm
       (incorporated by reference to Exhibit 23 of the Form 10-K filed on April 7, 2006).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Jerry Dix (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Andrew D. McCormac (filed herewith).

32    Section 1350 Certification of Jerry Dix and Andrew D.
      McCormac (filed herewith).

99    Press release issued by the Company, dated October 4, 2006
      (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 11, 2006).