Form 10KSB
period 2006-12-31
5 G WIRELESS COMMUNICATIONS INC
filed 2007-04-17
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Company’s telephone number: (310) 448-8022

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark if the Company is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☒ No ☐.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes ☐ No ☒.

The Company had revenues of $781,948 for the year ended on December 31, 2006. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 11, 2007: $3,595,558. As of April 11, 2007, the Company had 33,051,578 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

TABLE OF CONTENTS

PART I.		PAGE

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	30

ITEM 3.	LEGAL PROCEEDINGS	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS, AND SMALL BUSINESS
	ISSUER PURCHASES OF EQUITY SECURITIES	32

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

ITEM 7.	FINANCIAL STATEMENTS	46

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	46

ITEM 8A.	CONTROLS AND PROCEDURES	47

ITEM 8B	OTHER INFORMATION	48

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
	PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE
	WITH SECTION 16(A) OF THE EXCHANGE ACT	49

ITEM 10.	EXECUTIVE COMPENSATION	52

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT, AND
	RELATED STOCKHOLDER MATTERS	54

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	60

ITEM 13.	EXHIBITS	61

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	61

SIGNATURES		62

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development.

5G Wireless Communications, Inc. (“Company”) is a designer, developer and manufacturer of commercial grade wireless telecommunications equipment operating on the 802.11a/b/g frequency. The Company deploys its equipment as a wireless Internet service provider (“WISP”), primarily to hospitality properties. The Company also sells its equipment through resellers or directly to end-users.

The Company was incorporated as Tesmark, Inc. in September 1979. In November 1998, the Company changed its state of incorporation from Idaho to Nevada and in January 2001 changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, the Company acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, the Company shifted its strategy from that of a service provider to an equipment manufacturer, or OEM. 5G Partners liquidated shortly after acquisition and Wireless Think Tank, Inc. is inactive.

On January 21, 2003, the Company’s articles of incorporation were amended to do the following: (a) increase the authorized shares of common stock of the Company to 800,000,000; (b) in the future, an increase in the authorized capital stock of the company can be approved by the board of directors without stockholder consent; and (c) in the future, a decrease in the issued and outstanding common stock of the company (a reverse split) can be approved by the board of directors without stockholder consent. Effective on September 16, 2004, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 800,000,000 to 5,000,000,000.

On October 19, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission (“SEC”), to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). On December 31, 2004, the Company transferred certain assets and certain liabilities of the Company into 5G Wireless Solutions, Inc. in exchange for 100% of the outstanding shares of 5G Wireless Solutions, Inc.’s common stock.

On June 3, 2005, the Company’s board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company sought approval from the stockholders, at the annual stockholder’s meeting on October 20, 2005, for the following (among other things): (a) to terminate the Company’s status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC. This registration statement was filed on August 8, 2006, but has not been declared effective by the SEC.

On October 20, 2005, the Company’s stockholders approved (among other things) (a) the termination of the Company’s status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC. Accordingly, the accompanying balance sheet as of December 31, 2006 has been presented on a single entity basis and the accompanying balance sheet as of December 31, 2005 has been presented on a consolidated basis.

On November 3, 2005, the Company’s Board of Directors approved a 1 for 350 reverse stock split of the Company’s common stock. Common shares outstanding prior to and after the reverse stock split totalled 1,169,494,405 and 3,341,419 shares, respectively. The November 23, 2005 reverse stock split has been retroactively reflected in the accompanying financial statements for all periods presented. Unless otherwise indicated, all references to outstanding common shares, including common shares to be issued upon the exercise of warrants and convertible notes payable, refer to post-split shares.

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into the Company.

On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. (“GCI”) (see Exhibit 10.13). The assets acquired from GCI are in the business of providing wireless Internet access to hospitality property patrons.

Business of the Company.

(a) Technology.

The Company is a designer, developer and manufacturer of wireless broadband communications equipment operating on the 802.11a/b/g frequency. The Company's principal markets are universities, international and hospitality properties. The term “Wi-Fi” is a commonly used term that has come to stand for ‘Wireless Fidelity’ and is based on the IEEE 802.11 standard. Wi-Fi is an RF signal based on the IEEE 802.11 standard and is capable of transmitting and receiving signals to most Wi-Fi enabled laptops and other Wi-Fi enabled devices up to 800 meters. It uses spread spectrum multiple access that supports high data rates with very low latency, over a distributed all-IP wireless network that can penetrate walls and associated structures (“spread spectrum multiple access” is the use of many code symbols per data symbol which has the effect of spreading the bandwidth of the data symbol; “latency” refers to the length of time required for the signal to move from sender to recipient).

Wi-Fi shares the unregulated, 2.4 GHz radio spectrum along with other common wireless devices including cordless phones and baby monitors. Wi-Fi is primarily meant for use in a local area wireless network and for Internet access. As an alternative to current wire line broadband, Wi-Fi offers the opportunity of relatively inexpensive, mobile Internet access.

The Company’s products (base stations) are used to transmit and receive wireless signals to and from other wireless devices, typically laptop computers or personal digital assistants. The base stations conform to the predominant industry standard for wireless networks: IEEE 802.11. The 802.11 standard, and all its associated standards (e.g., 802.11a, 802.11b, etc.), form the “rules” by which compliant wireless devices can communicate. In this manner, all devices that follow these rules can communicate with each other, without the need for interoperability testing.

There are several merchant suppliers of 802.11 compliant semiconductor chips that form the basis of the Company’s finished products. The Company combines these semiconductor chips with off-the-shelf electronic hardware (including amplifiers, antennas, cables, filters and power supplies) and in-house customized software to produce the finished products.

(b) Products

The Company’s family of indoor and outdoor wireless base stations are built on two basic building block products: a 120 degree outdoor sector base station and an 18 degree indoor or outdoor base station.

By combining the outdoor sector base stations, three separate products emerge: a 120 degree sector base station, a 240 degree sector base station and a 360 degree sector base station. Multiples of these base stations in some combination are deployed from towers or the roofs of tall buildings to provide outdoor wireless coverage to large areas like campuses and municipalities.

The Company also deploys combinations of its products, primarily the indoor units to provide wireless Internet service to hospitality properties and classrooms.

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

Through a proprietary combination of the industry-standard 802.11 chips, off-the-shelf electronic hardware and in-house customized software, the Company has developed what it believes is the optimal system design for maximizing the range of wireless networking equipment. With this trade-secret system design, the Company has positioned itself at the forefront of the emerging wireless wide area network (W-WAN) marketplace for the following reasons:

•
The Company believes it is the first to market this “optimal” design for maximum range, and while others may, through extensive research and development, ultimately develop a similarly performing design.

•	Total cost of ownership (“TCO”) is or will be the driving factor in rolling out new campus and municipal wireless networks.

•	TCO depends more on operating expense than the cost of the base stations

•	Operating expense is a direct function of the number of base stations

•	Maximizing the range of the base station reduces the number required thereby minimizing TCO

•	The Company’s believes its base station is better suited to wirelessly cover university campuses and similar properties compared to the other approaches being utilized today:

•	Mesh networks suffer from serious bandwidth degradation problems which limits their use to only low-bandwidth applications

•	Mesh networks require many more base stations, which makes it higher in TCO

The Company’s strategy is twofold. First, the Company desires to expand upon the wireless Internet service provider business in the hospitality and other markets of similar application. Second, the Company desires to secure a leadership position as a broadband wireless equipment provider to the college and university campuses and international markets, while maximizing profits based on superior gross margins and low overhead costs. Critical to the Company’s success in this market is its advantage over competitive Wi-Fi equipment providers that require considerably more access points to provide wireless coverage in any given area. It has been repeatedly demonstrated that the Company’s “Access Not Excess” approach allows one of its rooftop base stations to replace up to 25 standard access points, thus offering a client considerable cost savings. For example, at University of California, Los Angeles, the Company installed a single 360° Base Station that provided coverage for the approximately five buildings of the Anderson School of Business. The alternative was to install over 25 other devices to cover the same area. The Company has have sold this same value proposition to more than 10 universities and colleges around the country which, in the opinion of management, has proven that the Company’s solution offers significant cost savings both in terms of the initial capital cost and the operating expense related to maintaining these networks.

The Company’s indoor units are also able to provide greater coverage than competitors, though not to the magnitude of the outdoor units. These savings occur not only on the front end, in terms of reduced capital hardware expenses, but moreover, in terms of ongoing operating expenses as less equipment requires less ongoing maintenance and network administration. This formula: TCO (Total Cost of Ownership) = CapEx (Capital Expenses) + OpEx (Operating Expenses) is the basis of the Company’s value proposition: significantly increased performance at the lowest possible TCO. Low TCO is a key driver of the viability of the hospitality WSIP business.

(d) Market Overview.

Maravedis - Telcom Market Research - Sept 2006 Edition; Broadband Wireless (Sub-11GHz) Worldwide Market Analysis and Trends 2006-2012:

Estimated worldwide shipments of wireless local area network equipment products increased 6% in 2005 to total $5.2 billion and are expected to increase to $5.9 billion in 2006 despite a 23% average drop in selling price. The fixed/portable broadband wireless access equipment market (sub-11 GHz) has grown from US$562 million to US$637 million - US$755 million when including point-to-point backhaul applications. Maravedis predicts the fixed broadband wireless market to pass US$1 billion in 2007-2008.

The fundamentals for continued growth of broadband wireless remain sound. Broadband is becoming a necessity for many residential and business subscribers worldwide. The demand is exploding as the pricing of broadband services is rapidly decreasing.

ARC Advisory Group - August 21, 2006:

Wireless technology -- already the networking backbone in homes and offices worldwide -- is about to see widespread adoption where it may have its most profound impact: on the plant floor and out in the field. The ARC Advisory Group forecasts the worldwide market for wireless technology in manufacturing to grow at a compounded annual growth rate of 26 percent over the next five years. The market was $325.7 million in 2005 and is forecasted to be over $1 billion in 2010, according to a new ARC Advisory Group study.

The hospitality WISP market is a proven market with significant growth opportunity in the timeshare segment. The acquisition of certain Global Connect, Inc. assets provided a footprint for the Company in the timeshare segment. The Company expects to be able to leverage the footprint to accumulate additional service contracts in this segment.

Consumers and enterprises continue to redefine their levels of connectivity and interactivity while elevating their expectations for wireless Internet access. This demand is being met on university campuses, where roughly 90% have experimented with some type of fragmentary wireless hotspot. The campus market is now moving to a “campus-wide” approach, and the Company’s equipment offers a superior, low-cost solution. These campuses that have used competitive equipment usually express dissatisfaction with the number of access points required and the difficulty maintaining them, which provides a receptive audience for the Company’s rooftop base station solution.

The municipal market is accelerating rapidly. Large cities such as Philadelphia and San Francisco have announced plans for citywide networks, which has driven awareness of the phenomenon nationwide, the Company intends to focus on the small to mid-size city markets to avoid the political complications, and long lead time, inherent in major metro installations. This is also a logical fit with the Company’s technology approach as large campuses resemble small cities, and small cities resemble big campuses. Other growth industries for wireless broadband include healthcare, recreation, shipping, and international. The international market is particularly lucrative as many third world nations are now rapidly progressing toward the need for citywide network infrastructures, and can dispense with both telephone and cable wire line networks and advance directly to a wireless approach.

The Company intends to target the following markets:

Market	Solution
Wireless ISP (Hospitality)
The Company provides wireless internet service on a fee-for-service basis to hospitality patrons. The service is complemented with an outsourced support function that allows the business to scale its support costs on a marginal basis.

Universities and Corporate Campuses
The solution can replace VPN lines with direct and secure wireless connections, which can provide always-on roaming capabilities around the campus, with Internet access-control managed at the classroom or office level. In addition, with the Company’s access points the wireless connection can cover multiple campuses in the same city and allow individual end-users to stay connected while off campus.

International	Internationally, the solution is being applied to service businesses and communities through the Company’s VAR network.

(e) Channel Strategy.

Currently, the Company services clients through both direct and distribution models. The majority of current sales have been through direct sales, which are mostly from domestic sources. The Company anticipates that it will grow its sales domestically through its direct sales force and paid referrals and internationally through value added resellers and similar distribution channels.

The hospitality business is expected to grow during 2007 through the efforts of its direct sales force and paid referrals in the form of royalties. Wireless Internet service revenues from properties can be seasonal and differ based on customer mix of the property. Nonetheless, revenue is expected to grow with each additional property serviced with the Company’s WISP.

(f) Sales and Marketing.

The Company currently sells its products through a team of three salespersons and the efforts of its corporate officers. The Company’s average sales cycle exceeds six months from the time of initial contact to shipment of products. In an effort to improve sales, the Company is looking to add independent sales representatives and/or agencies that are compensated on a commission basis.

The Company markets its products to colleges, universities, governmental entities, commercial enterprises and systems integrators via trade shows, direct sales, distributors and value added resellers in the United States, Canada, and EMEA.

The hospitality wireless Internet service is marketed through a direct sales force with referral fees paid as royalties to appropriate persons involved in closing the transaction.

For fiscal 2006, the Company’s revenue was composed of the following sectors: education (49%), international (35%), hospitality service (8%), and other business (8%).

As the Company is continually developing its platform, its technology and field services partners will be a part of its sales and marketing effort, as the coordination of network design, field deployment and ongoing service support requires appropriate teaming arrangements for high quality design, installation and ongoing service support.

As many of the Company’s customers are established colleges and universities, the Company expects its sales force to attend and participate in industry associations and trade shows to support and supplement its sales and marketing activity.

For the year ended December 31, 2006, one foreign country accounted for greater than 10% of revenue. (12% of revenue was generated in the United Arab Emirates). The Company has focused on marketing to the following countries: Lebanon, Nigeria and the United Arab Emirates.

(g) Major Customers.

During 2005, there were two customers that accounted for more than 10% of revenues: SRS (10%) and IAMA (30%). These two customers closed operations unexpectedly in mid-2005. Major customers in 2006 include Denison University and DigitalSkys, which represent 38% and 12% of sales, respectively.

The terms of the Company’s contracts consist of a purchase order, and standard terms and conditions. Contracts with universities generally are for the purchase of the Company’s products along with installation of the products. Occasionally extended warranties are issued. International customers generally purchase only the Company’s products and assume responsibility for deployment themselves. Hospitality customers pay for wireless Internet service using the Company’s products. Concurrently with the Global Connect, Inc. acquisition, the Company commenced operations providing “pay for wireless” Internet service to hospitality customers. The Company is obligated to provide support to the hospitality property users. The Company considers such contracts to be entered into in the ordinary course of business.

(h) Research and Development.

The Company has defined a robust roadmap for the development of additional products intended to enhance network performance, decrease product costs, improve manufacturing, analyze outsource options, and expand the range of customer applications. This includes refined and completely new access point designs that complement current products. It also includes additional software functionality allowing remote control over the access points.

All developed products and projects must meet a minimum return on investment in order to be considered for development. The Company believes this will help to ensure that it is utilizing resources correctly, that assets are being deployed properly, and that all projects ultimately add stockholder value. Areas of positive return on investment development include:

•	additional software providing additional remote control features thereby eliminating downtime and support costs;

•	base stations that operate at various frequencies along the spread spectrum within legal limits; and

•	WiMAX (IEEE 802.16) products that have a variety of applications including backhauling and mobility, etc.

For the years ended December 31, 2006 and 2005, all internal research and development costs were charged to expense as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs (exclusive of salary related) were $67,510 for the year ended December 31, 2006 compared to $209,543 for the year ended December 31, 2005.

(i) Competition.

The Company operates in the highly competitive communications equipment market. The Company expects to compete primarily on the basis of its fixed wireless equipment portfolio, experience and technical skills, competitive pricing model, service quality, reliability and deployment speed. The hospitality WISP business is competitive until a contract is signed. Contracts provide exclusive rights for WISP operation on a specific property.

The Company’s principal competitors are other equipment manufacturers that utilize fixed wireless technology, including Cisco Systems Inc. and Tropos Networks, Inc. Cisco currently possesses approximately 60% of the wireless equipment market for colleges and universities, while Tropos Networks, Inc. has a lead in the municipal market with more than 150 customers and 90 value added resellers throughout the world. Cisco Systems, Inc. and Tropos Networks, Inc. both utilize a dense access point deployment or mesh network architecture. There are approximately 8 other major competitors; some of these include: Belair and Strix offering mesh network solutions across a broad range of vertical markets, Terrabeam and Aruba providing base station equipment approaches similar to those of the Company, Airespace (now Cisco), Meru and Colubris all offering integrated dense access point deployment architecture coupled with a variety of service to comprise an enterprise solution. There is a relatively high cost of entry into this space given the need for proof of reliability and the long lead-time associated with establishing brand awareness through marketing communications. To date, the Company has not encountered any barriers to competition imposed by the practices of any of its competitors such as, for example, exclusivity agreements with the Company’s potential customer base.

Many of the Company’s competitors have longer operating histories, long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than the Company does and, as a result, may have substantial competitive advantages over the Company. Additionally, market perceptions as to reliability and security for the relatively early-stage fixed wireless networks as compared to copper or fiber networks provide the Company with additional marketing challenges. The Company may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of its products.

The Company believes that the market for broadband communication equipment is likely to remain highly competitive, and will continue to be characterized by new and potentially disruptive technology introduction, shrinking per-customer revenues, and fiercely competitive pricing.

Competitors in the hospitality WISP business include companies such as Wayport and Lodgenet. The Company believes that it competes favorably in the open market against these and other competitors in the market. Many of the Company’s competitors in this area have significantly more marketing capacity than the Company. The Company expects that its sales force will be able to sign additional contracts in this market due to personal relationships of the sales force, tradeshow exhibitions and word-of-mouth.

(j) Regulation.

Internet-based communication equipment makers generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses for the Company, and could negatively impact the Company’s business. Any new law or regulation, U.S. or foreign, pertaining to Internet-based communications products, or changes to the application or interpretation of existing laws, could decrease the demand for the Company’s products, increase its cost of doing business or otherwise harm its business. There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and the Company is not certain how the possible application of these laws may affect the Company. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for the Company’s products, increase its operating expenses or increase its litigation costs.

(k) Employees.

The Company has 11 full-time employees. In addition, the Company has contracts with six contractors who perform services in connection with the assets acquired from GCI. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any labor problems during the last two years.

Risks Related to the Business.

(a) History of Losses May Continue, Requiring Additional Sources of Capital, Which May Result in Curtailing of Operations and Dilution to Existing Stockholders.

The Company incurred net losses of $6,126,669 for the year ended December 31, 2006 and $4,025,012 for the year ended December 31, 2005. The Company cannot assure that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company’s possible success is dependent upon the successful development, deployment and marketing of its products, of which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company’s control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. The Company anticipates that it will require additional funds to continue operations for the next twelve months. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to the existing stockholders.

(b) The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated April 5, 2007, the Company’s independent registered public accounting firm stated that the financial statements for the years ended December 31, 2006 and 2005 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $28,911,336 at December 31, 2006 and recurring losses from operations. The Company continues to experience net losses. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c) The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues and Result in a Loss of Customers.

The Company is focused on WISP hospitality service and selling its products to universities and international markets. To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties. The Company’s expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its products. The Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company’s failure to effectively manage growth could adversely affect its business and financial results.

(d) The Company’s Customers Require a High Degree of Reliability in Equipment and If the Company Cannot Meet Their Expectations, Demand for Its Products May Decline.

Any failure to provide reliable equipment for the Company’s customers, whether or not caused by their own failure, could reduce demand for the Company’s products. The Company continues to improve its products and related technology and as such, the Company does not expect negative customer response however this cannot be assured. Negative customer response could impair the Company’s reputation and impair its ability to make future sales.

(e) Dependence on Suppliers May Affect the Ability of the Company to Conduct Business.

The Company depends upon a number of suppliers for components of its products. Although the Company attempts to have multiple suppliers of critical components, there is an inherent risk that certain components of the Company’s products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, it may need to select new suppliers, redesign or reconstruct processes used to build its devices. In such an instance, the Company would not be able to manufacture any devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(f) The Company Faces Strong Competition in Its Market, Which Could Make It Difficult for the Company to Generate Revenues.

The market for wireless products is highly competitive. The Company’s future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace. The Company competes for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators. Some of the Company’s competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than the Company has:

•
some of the Company’s competitors provide functionalities that the Company does not. Potential customers who desire these functions may choose to obtain their equipment from the competitor that provides these additional functions; and

•	potential customers may be motivated to purchase their wireless Internet equipment from a competitor in order to maintain or enhance their respective business relationships with that competitor.

In addition, the Company’s competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. The Company competes on the basis of a number of factors, including:

•	range

•	non-line of sight capabilities

•	data rate

•	security scheme

•	simultaneous users

•	implementation cost

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

(g) Uncertain Demand for Equipment and WISP Service May Cause Revenues to Fall Short of Expectations and Expenses to Be Higher Than Forecast If the Company Needs to Incur More Marketing Costs.

The Company is unable to forecast revenues with certainty because the Company may not continue to provide products in the future to meet the continually changing demands of customers. The Company is focused primarily on the WISP business. Should the Company be unable to perform under its contracts, the contracts could be terminated by the properties. Vendors who provide Internet service to the Company may have operational failures or even go out of business. The Company may not have adequate alternatives to quickly repair or replace vendors who do not meet the Company’s performance requirements. The Company is in the process of refining its sales and marketing plan for colleges, universities and other commercial applications in order to achieve the desired level of revenue, which could result in increased sales and marketing costs. In the event demand for the Company’s wireless equipment does not prove to be as great as anticipated, revenues may be lower than expected and/or sales and marketing expenses higher than anticipated, either of which may increase the amount of time and capital that the Company needs to achieve a profitable level of operations.

(h) The Company Could Fail to Develop New Products to Compete In an Industry of Rapidly Changing Technology, Resulting In Decreased Revenues.

The Company operates in an industry with rapidly changing technology, and its success will depend on the ability to deploy new products that keep pace with technological advances. The market for broadband communications equipment is characterized by rapidly changing technology and evolving industry standards in both the Wi-Fi and Internet access industries. The Company’s technology or systems may become obsolete upon the introduction of alternative technologies. If the Company does not develop and introduce new products in a timely manner, it may lose opportunities to competing service providers, which would adversely affect business and results of operations.

There is a risk to the Company that there may be delays in initial implementation of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to its new product introductions, and the desire by customers to evaluate new products for longer periods of time. Also, the Company does not have any control over the pace of technology development. There is a significant risk that rights to a technology could be acquired or be developed that is currently or is subsequently made obsolete by other technological developments. There can be no assurance that any new technology will be successfully acquired, developed, or transferred.

(i) The Company’s Ability to Grow Is Directly Tied to Its Ability to Attract and Retain Customers, Which Could Result In Reduced Revenues.

The Company has no way of predicting whether its marketing efforts will be successful in attracting new locations and acquiring substantial market share. Past efforts have been directed toward a limited target market of colleges, universities, hospitality properties and municipalities. If the Company’s marketing efforts fail, it may fail to attract new customers and fail to retain existing ones, which would adversely affect business and financial results.

(j) Government Regulation May Affect the Company’s Ability to Conduct Business.

Internet-based communication equipment makers generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses, and could negatively impact the Company’s business. Any new law or regulation, U.S. or foreign, pertaining to Internet-based communications products, or changes to the application or interpretation of existing laws, could decrease the demand for the Company’s products, increase the cost of doing business or otherwise harm the business. There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and the Company is not certain how the possible application of these laws may affect it. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for the Company’s products, increase operating expenses or increase litigation costs.

The Company’s technology is deployed in license-free frequency bands and is not subject to any wireless or transmission licensing in most jurisdictions, including the United States. Continued license-free operation is dependent upon the continuation of existing government policy. While the Company is not aware of any policy changes planned or expected, there can be no assurances that government policy will not change. The manner in which legislation may be enacted and enforced cannot be precisely determined and may subject either the Company or its customers to potential liability, which in turn could have an adverse effect on the Company’s business, results of operations and financial condition.

(k) Interference on License Free Bands May Affect the Company’s Equipment and Sales.

License-free operation of the Company’s products in the 2.4 GHz and 5 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and the Company’s products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If the Company is unable to eliminate any such harmful interference, or should its products be unable to accept interference caused by others, the Company and its customers could be required to cease operations in the bands in the locations affected by the harmful interference.

(l) Protection of Proprietary Rights May Affect the Company’s Ability to Compete.

The Company’s intellectual property combines hardware design and modifications to the radio frequency software that enables it to extend range and throughputs. The Company plans to maintain this intellectual by limiting individuals within the organization from having access to these codes and will not allow any third party to have access to the base codes or hardware configurations.

The Company’s success and ability to compete will be dependent in part on the protection of its trade name (WiFi Hot Zone), and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it has developed, but there can be no assurance that such laws will provide sufficient protection, that others will not develop products that are similar or superior to the Company’s, or that third parties will not copy or otherwise obtain and use proprietary information without authorization.

The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of the business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company’s business, financial condition or operating results.

There is a risk that some of the Company’s products may infringe the proprietary rights of third parties. In addition, whether or not the Company’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against the Company and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company’s failure to do so could have a negative affect on its business and revenues.

(m) Dependence on a Few Customers May Affect the Company’s Ability to Conduct Business.

In 2005, the Company experienced approximately $630,000 in bad debts related to two customers. The Company has tightened its credit policy to require deposits prior to shipping products to customers. While the Company expects that this policy will reduce its exposure to credit losses, there is no guarantee that there will not experience additional credit losses in the future. Should a major customer become unable to pay, it could result in adverse consequences to the Company’s cash flow and cash position possibly resulting in the inability to meet its cash requirements. During the year ended December 31, 2006, there were two customers that accounted for more than 10% of the Company’s revenues:  Denison University (approximately 26%) and DigitalSkys (approximately 16%).

(n) Selling in the International Market May Affect the Company’s Ability to Conduct Business.

During fiscal 2006, approximately 35% of the Company’s sales came from the international market. The Company intends to expand sales internationally in the future. Because of the involvement in foreign markets, the Company is subject to the risks inherent in conducting business across international borders, including, but not limited to, currency exchange rate fluctuations, international incidents, military outbreaks, economic downturns, government instability, nationalization of foreign assets, government protectionism and changes in governmental policy, any of which could have a material adverse effect on the Company’s business, operations and prospects for the future.

(o) The Company May Not Have Been in Compliance with Certain Provisions of the 1940 Act When It Operated as a Business Development Company.

On October 20, 2005, the Company’s stockholders approved (a) the termination of the Company’s status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC.

The Company previously operated as a BDC, starting on October 19, 2004. The Company’s management has conducted a review of its compliance with the 1940 Act and the following are areas that the Company believes it may not have been in compliance with while it was operating as a BDC:

•	The Company did not maintain the proper ratio of assets to “senior securities”; Section 61 of the 1940 Act requires that a BDC maintain a ratio of assets to senior securities of at least 200%.

•
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

•
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

•
It is a requirement of Section 56 of the 1940 Act to have a majority of board members be non-interested persons. From August 19, 2004 until June 27, 2005 (when two of the Company’s directors relinquished their interest in Redwood Grove Capital Management, LLC, the management company for the Longview Equity Fund, L.P. and the Longview International Equity Fund, L.P.), the Company may not have had the requisite majority of non-interested persons as directors and therefore the Company may not have complied with this section. Therefore, the actions taken by the board of directors for such period may not be valid under the 1940 Act.

•
The Company believes that as of August 19, 2004, the Series A preferred stock issued on October 6, 2004 may not have been in compliance with Section 61(a) of the 1940 Act. In addition, the Company believes that it may not be in compliance with Section 63 of the 1940 Act since it was issued for services.

•
On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to 5G Wireless Solutions, Inc., a portfolio company. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal 2004. The Company has since received the shares, totalling 7,085,254 (20,243 post reverse split), issued to Jerry Dix and Don Boudewyn, the Company’s chief executive officer and executive vice president/secretary/treasurer, respectively, which have been cancelled (the value of the shares has been reflected as a liability so as to comply with the 1940 Act). These shares were re-issued in 2006 after de-election as a BDC was completed.

There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been in compliance with the 1940 Act. Such action could include a permanent injunction (or a cease and desist order) and monetary penalties.

(p) The Company’s Success Is Largely Dependent on the Abilities of Its Management.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management, none of which currently has an employment agreement with the Company. The loss of certain members of the Company’s senior management, including its chief executive officer, could have a material adverse effect on its business and prospects.

The Company intends to recruit in fiscal year 2007 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company’s business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(q) Any Required Expenditures as a Result of Indemnification Will Result in an Increase in the Company’s Expenditures.

The Company’s bylaws include provisions to the effect that the Company may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of the Company’s directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(r) The Company’s Internal Controls Over Financial Reporting Have Inherent Limitations.

The Company maintains internal controls over financial reporting. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the Company’s stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Risks Relating to Financing Arrangements.

(a) Conversion Price Feature of Notes, Preferred Stock, and Debentures May Encourage Short Sales in the Company’s Common Stock.

The total of $3,300,000 in convertible notes issued to Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP are convertible into shares of the Company’s common stock. The conversion formula per share is at the lesser of:

•	75% of the average of the five lowest closing bid prices of the common stock as reported by the Over the Counter Bulletin Board for the 90 trading days preceding the conversion date; or

•	$17.50 or $3.50 (depending on the particular note).

The $69,000 convertible notes issued to Longview Fund, LP are convertible into shares of common stock. The conversion formula per share is at the lesser of:

•	$0.50 per share; or

•
50% of the lowest five-day weighted average volume price of the common stock using the volume weighted average price as reported by Bloomberg L.P. for the Company’s principal market for the 20 trading days preceding a conversion date.

The Series B preferred stock sold in February 2006 and May 2006 is convertible into shares of common stock at a conversion price per share equal to the lesser of:

•
if converted without benefit of a registration statement, 75% of the lowest close bid of the common stock as reported by the market or exchange on which the common stock is listed or quoted for trading or quotation on the date in question for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held;

•
if converted with the benefit of a registration statement, 85% of the lowest close bid of the common stock as reported by the trading market for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; or

•	the face amount per share, which is $1.00.

The convertible debentures issued to Montgomery Equity Partners, LP are convertible into shares of common stock by Montgomery, at its sole option, into a price per share of either:

•	$0.3155; or

•	80% of the lowest closing bid price of common stock, for the 5 trading days immediately preceding the conversion date.

The downward pressure on the price of the common stock as the selling stockholders under both these financings convert and sell amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes and related warrants, and Series B preferred stock, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

(b) Issuance of Shares upon Conversion of Notes, Series B Preferred Stock, and Debentures May Cause Substantial Dilution to Existing Stockholders.

Longview Convertible Notes.

The Company’s obligation to issue shares to the Longview Funds upon conversion of the convertible notes is essentially limitless.  At 75% of the closing price of $0.11 as of April 11, 2007 ($0.0825), the $2,569,499 in principal amount of notes outstanding (except for the last $69,000 in notes) would be convertible into 31,145,448 shares of common stock.  The following is an example of the amount of shares of common stock that would be issuable upon conversion of the convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing price as of April 11, 2007 of $0.11 per share:

% Below Market	Price Per Share	With Discount at 25%	Issuable Shares	% of Outstanding Common Stock (1)
25%	$0.0825	0.06187	41,527,264	55.68%
50%	$0.0550	0.04125	62,290,896	65.33%
75%	$0.0275	0.02062	124,581,793	79.03%

(1)  After the outstanding shares of 33,051,578 as of April 11, 2007 are added to the shares issued.

The Company’s obligation to issue shares to Longview Fund, LP upon conversion of the $69,000 in convertible notes is also essentially limitless.  At 50% of the closing price of $0.11 as of April 11, 2007 ($0.055), the $69,000 in principal amount of notes outstanding would be convertible into 1,254,545 shares of common stock.  The following is an example of the amount of shares of common stock that would be issuable upon conversion of the convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing price as of April 11, 2007 of $0.11 per share:

% Below Market	Price Per Share	With Discount at 50%	Issuable Shares	% of Outstanding Common Stock(1)
25%	$0.0825	0.04125	1,672,727	4.82%
50%	$0.0550	0.02750	2,509,091	7.06%
75%	$0.0275	0.01375	5,018,182	13.18%

(1) After the outstanding shares of 33,051,578 as of April 11, 2007 are added to the shares issued.

As illustrated, the number of shares of common stock issuable upon conversion of the convertible notes will increase if the market price of the stock declines, which may cause dilution to the existing stockholders.

Series B Convertible Preferred Stock.

The Company’s obligation to issue shares to the Divine investors upon conversion of the Series B preferred stock is essentially limitless.  At 75% of the closing price of $0.11 as of April 11, 2007 ($0.0825), the $250,000 in principal amount Series B preferred stock would be convertible into an aggregate 3,030,303 shares of common stock.  The following is an example of the amount of shares of common stock that would be issuable upon conversion of the Series B preferred stock (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing price as of April 11, 2007 of $0.11 per share:

% Below Market	Price Per Share	With Discount at 25%	Issuable Shares	% of Outstanding Common Stock (1)
25%	$0.0825	0.06187	4,040,404	10.89%
50%	$0.0550	0.04125	6,060,606	15.50%
75%	$0.0275	0.02062	12,121,212	26.83%

(1)  After the outstanding shares of 33,051,578 as of April 11, 2007 are added to the shares issued.

The Company’s obligation to issue shares to Castellum upon conversion of the Series B preferred stock is essentially limitless.  At 75% of the closing price of $0.11 of April 11, 2007 ($0.0825), the $290,000 in principal amount Series B preferred stock would be convertible into 3,515,151 shares of common stock.  The following is an example of the amount of shares of common stock that would be issuable upon conversion of the Series B preferred stock (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing price as of April 11, 2007 of $0.11 per share:

% Below Market	Price Per Share	With Discount at 25%	Issuable Shares	% of Outstanding Common Stock (1)
25%	$0.0825	0.06187	4,686,869	12.42%
50%	$0.0550	0.04125	7,030,303	17.54%
75%	$0.0275	0.02062	14,060,606	29.84%

(1)  After the outstanding shares of 33,051,578 as of April 11, 2007 are added to the shares issued.

As illustrated, the number of shares of common stock issuable upon conversion of the Series B preferred stock will increase if the market price of the stock declines, which may cause dilution to the existing stockholders.

Montgomery Convertible Debentures.

The Company’s obligation to issue shares to Montgomery upon conversion of the convertible debentures is essentially limitless.  At 80% of the closing price of $0.11 as of April 11, 2007 ($0.088), the $1,200,000 ($900,000 outstanding as of December 31, 2006) in principal amount of the debentures would be convertible into 10,227,273 shares of common stock.  The following is an example of the amount of shares of common stock that would be issuable upon conversion of the convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing price as of April 11, 2007 of $0.11 per share:

% Below Market	Price Per Share	With Discount at 20%	Issuable Shares	% of Outstanding Common Stock (1)
25%	$0.0825	0.066	18,181,818	35.49%
50%	$0.0550	0.044	27,272,727	45.81%
75%	$0.0275	0.022	54,545,454	62.27%

(1)  After the outstanding shares of 33,051,578 as of April 11, 2007 are added to the shares issued.

As illustrated, the number of shares of common stock issuable upon conversion of the convertible debentures will increase if the market price of the stock declines, which may cause dilution to the existing stockholders.

(c) Repayment of Notes and Debentures, If Required, Would Deplete Available Capital, or Could Result in Legal Action if Not Repaid.

The Company anticipates that over time the full amount of the convertible notes and debentures, together with accrued interest, will be converted into shares of common stock, in accordance with the terms of the convertible notes and debentures. Through December 31, 2006, the Company has paid a total of 168,843 shares of common stock in payment of total accrued interest under the Longview Funds notes of $161,552. If the Company is required to repay the convertible notes or debentures, it would be required to use limited working capital and/or raise additional funds. If the Company were unable to repay the notes and/or debentures when required, the note or debenture holders could commence legal action against and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

(d) The Company is in Default Under the Longview Convertible Notes.

Pursuant to the terms of the $3,369,000 in convertible notes entered into between the Company and the Longview Funds, the shares that serve as collateral for the notes must be registered. The filing of the Form N-54C that de-elected the Company’s status as a business development company also terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Under the terms of the notes, the Company is in default on the notes since a Form SB-2 registration statement has not been declared effective with regard to the shares underlying the notes. Please see Item 3, Legal Proceedings, with regard to litigation involving the Longview Funds.

            If the Company is unable to issue shares of common stock upon conversion of the Longview convertible notes as a result of any reason, it is required to (under provisions of the subscription agreements):

•
Pay late payment fees (as liquidated damages and not as a penalty) to the subscriber in the amount of $100 per business day after the delivery date for each $10,000 of purchase price of the unlegended shares subject to the delivery default. If during any 360 day period, the Company fails to deliver unlegended shares for an aggregate of 30 days, then each subscriber may, at its option, require the Company to redeem all or any portion of the shares and warrant shares subject to such default at a price per share equal to 120% of the purchase price of such common stock and warrant shares.

•
If the Company fails to deliver to a subscriber unlegended shares as required, within seven business days after the unlegended shares delivery date and the subscriber purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by such subscriber of the shares of common stock which the subscriber was entitled to receive from the Company (a “Buy-In”), then the Company will pay in cash to the subscriber the amount by which the subscriber’s total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate purchase price of the shares of common stock delivered to the Company for reissuance as unlegended shares, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full (which amount shall be paid as liquidated damages and not as a penalty).

The Company is also liable for liquidated damages of 2% for each thirty days or part thereof of the purchase price of the notes remaining unconverted that are subject to such non-registration event.  As of December 31, 2006, the remaining unconverted notes aggregated to $2,638,499, plus accrued interest of $398,817.  The Company filed a Form SB-2 registration statement on August 8, 2006, but it has not been declared effective.  Such registration statement, if and when it becomes effective, would provide such coverage for the securities in question.  Until such time as the registration statement has been made effective, the Company will incur $51,390 in liquidated damage penalties per month.  As of December 31, 2006, the Company has accrued $849,648 in liquidated damages, which is included in other liabilities in the accompanying balance sheet.

(e) The Company is in Default Under the Montgomery Convertible Debentures.

The Company is in default to Montgomery because: (1) it is in default to the Longview Funds; (2) the Company has not commenced the mandatory redemptions of principal; and (3) the Company has not made interest payments required by the convertible debentures (On March 19, 2007, the Company received $300,000 (gross) on Montgomery debentures; this was the last installment due under this debenture and thus Montgomery waived the registration requirement under the registration rights agreement).

If the Company fails to deliver to a subscriber unlegended shares as required by the fifth trading day after the unlegended shares delivery date and the subscriber purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by such subscriber of the shares of common stock which the subscriber was entitled to receive from the Company (a “Buy-In”), then the Company will (A) pay in cash to Montgomery (in addition to any remedies available to or elected by Montgomery) the amount by which (x) Montgomery’s total purchase price (including brokerage commissions, if any) for the common stock so purchased exceeds (y) the product of (1) the aggregate number of shares of common stock that Montgomery anticipated receiving from the conversion at issue multiplied by (2) the market price of the common stock at the time of the sale giving rise to such purchase obligation and (B) at the option of Montgomery, either reissue a debenture in the principal amount equal to the principal amount of the attempted conversion or deliver to Montgomery the number of shares of common stock that would have been issued had the Company timely complied with its delivery requirements.

Under a Pledge and Escrow Agreement, dated June 13, 2006, the Company has irrevocably pledged to Montgomery 15,212,982 shares of the Company’s common stock. Since an event of default has occurred, Montgomery has the option to declare the obligations to be due and payable immediately, by a notice in writing to the Company, and upon any such declaration, Montgomery has the right to have such shares transferred into its name and sold. Montgomery has not taken this step.

(f) The Longview and Montgomery Financings May Affect the Company’s Ability to Raise Future Capital.

The Company has historically been successful in raising capital as necessary to fund projects or operations. As of December 31, 2006, the face value of all convertible debt and debentures, including accrued interest, was $4,374,478. The conversion price of the debt for shares generally ranges from 50% to 80% of the lowest closing bid price for the five trailing days. Until a Form SB-2 registration statement becomes effective, both the Longview Funds and Montgomery will be unable to sell shares received from conversions of debt and/or interest in the open market (absent compliance with Rule 144). The inability of these investors to sell their converted shares in the open market may adversely impact the Company’s ability to raise future capital.

Risks Relating to the Common Stock.

(a) The Company’s Common Stock Price May Be Volatile.

The trading price of the Company’s common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of companies in the same business as the Company;

•	changes in regulatory policies with respect to the business of the Company;

•	actual or anticipated changes in earnings or fluctuations in operating results;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

Due to the continued potential volatility of the Company’s common stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from its business.

(b) Absence of Cash Dividends May Affect Investment Value of the Company’s Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in capital.

(c) No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of the Company’s Stock.

The SEC has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

There has been only a limited public market for the common stock of the Company. The Company’s common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) Failure to Remain Current in Reporting Requirements Could Result in Delisting from the Over The Counter Bulletin Board.

Companies trading on the Over the Counter Bulletin Board (“OTCBB”), such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the Bulletin Board.

In addition, the National Association of Securities Dealers, Inc., which operates the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company’s Current Reports on Form 8-K. Since this rule was adopted, the Company has not been late in filing its Form 10-KSB/Form 10-QSB.

As a result of these rules, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(e) Failure to Maintain Market Makers May Affect Price of the Company’s Common Stock.

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

(f) Shares Eligible For Future Sale May Affect the Price of the Company’s Common Stock.

All the shares, common and preferred, currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal executive offices for the Company currently consists of approximately 10,560 square feet of office space, which are located at 4136 Del Rey Avenue in Marina del Rey, California. The Company leased this property on October 30, 2003 for a 5-year term at the current monthly rent of $12,114 as of December 31, 2006. The total rent payments for this property during 2006 were approximately $141,848.

Property and equipment as of December 31, 2006 consisted of the following:

Property and equipment	2006
Building improvements	4,747
Computers	$350,099
Furniture and fixtures	21,264
Software	24,798
Deployed wireless internet service equipment	50,000
Property and equipment, gross	450,908

Less: accumulated depreciation and amortization	(312,064)

Property and equipment, net	$138,844

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

(a)  On June 15, 2005 the Company was served with a complaint from a third party in a matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee for breach of a residential lease and damage to a residential property in 2001. The claim against the Company alleges that the former employee was a principal in Wireless Think Tank, Inc. (a wholly owned subsidiary of the Company) and conducted business from such residence.

The Company had tentatively agreed to settle this litigation; however, as of December 31, 2006 the action was still open. In April 2007, the Company was notified by its counsel that the case was settled for $7,500.

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

Management believes the Company has meritorious claims and defenses to the plaintiffs’ claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(c) In November 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. (“Longview Funds”). In this Motion, filed in New York State Supreme Court on November 2, 2006, the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes.  The Longview Funds asked the court to enter judgment in their favor for $2,644,987 allegedly due under the notes, plus accrued interest.

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction (which is still pending, set for hearing on April 20, 2007). The case is continuing and is currently in discovery.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares of common stock are traded on the Over the Counter Bulletin Board under the symbol “FGWI.” From February 12, 2001 through November 22, 2005, the stock traded under the symbol “FGWC;” prior to February 12, 2001 the symbol was “TSMK”. The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 350 reverse split of the common stock that occurred on November 23, 2005.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006

	High	Low

Quarter Ended December 31, 2006	$0.35	$0.11
Quarter Ended September 30, 2006	$0.38	$0.19
Quarter Ended June 30, 2006	$0.70	$0.30
Quarter Ended March 31, 2006	$1.09	$0.63

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

	High	Low

Quarter Ended December 31, 2005	$2.69	$0.59
Quarter Ended September 30, 2005	$2.45	$1.05
Quarter Ended June 30, 2005	$4.55	$1.75
Quarter Ended March 31, 2005	$4.20	$2.45

Holders of Common Equity.

As of April 11, 2007, the Company had approximately 203 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Information.

The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

All sales of unregistered (restricted) securities during the fiscal year ended December 31, 2006 have been previously reported either in a Form 10-QSB or in a Form 8-K.

Company Purchases of Equity Securities.

There were no purchases of the Company’s common stock by the Company or its affiliates during the year ended December 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Overview.

The Company is a designer, developer and manufacturer of commercial grade wireless broadband communications equipment operating on the 802.11a/b/g frequency. The Company’s principal markets are universities, international and hospitality properties.

The Company has been focused on developing, marketing and selling its innovative wireless solutions to university campus & enterprise wide-area-networks (“WAN”) and as of September 2006, through its asset acquisition of certain GCI assets, made the decision to leverage this experience and its market proven RF equipment and enter into the hospitality timeshare market. GCI operated as a service provider and providing equipment and services under multi-year contracts to several timeshare properties and the acquired assets provided the Company with a foundation to pursue, develop and grow this model.

The move into timeshare and hospitality changes the business under which the company has been operating since it now provides the equipment to the timeshare or hospitality property and absorbs all costs in order to own the network and revenue streams. Although the Company continues to focus on developing and improving current solutions, both hardware and software, to create more efficient wireless networks with greater remote control and network functionality its main focus is on securing new properties in which to deploy, manage and own the equipment and revenue. The acquisition of certain GCI assets has provided the company with a “jump start” opportunity to enter these markets.

Through years of research and development, field-testing and customer support, the Company has optimized the hardware design of our base stations, within the IEEE standards, to maximize coverage to mobile wireless devices. The Company has accomplished this through a combination of proprietary software, amplifier design and antenna system selection. Amplifiers and antennas are optimized to maximize the RF coverage in both the uplink and downlink, while minimizing the effects of ambient interference and maximizing frequency reuse to accommodate the largest possible number of simultaneous users and offering the best user experience within the coverage area. The Company’s products provide strong security at both the hardware and software levels, optimizes voice, and offers data, and video links at multi-megabit speeds, and can work seamlessly in wireless networks.

Because of the Company’s equipment, cost benefits, network design and network management experience, the Company believes its current business focus to hospitality, time share and planned communities in addition to equipment sales will result in the company realizing positive cash flow by the forth quarter of 2007.

The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. Until recently, the Company has had a limited record of revenue-producing operations but with the addition of the hospitality timeshare deployed assets, the Company now believes it has a predictable, scalable revenue and business model that is based on the Company’s short but proven revenue history will be able to achieve its business plans.

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

(a) Revenues.

Revenues from the sales of equipment and wireless internet services was $781,948 for the year ended December 31, 2006 compared to $1,618,932 for the year ended December 31, 2005, a decrease of $836,984 or approximately 52%. The decrease in revenue was primarily attributable to the departure of key sales personnel in the university campus market place and the Company’s inability to find satisfactory replacement sales personnel. The Company expects the current sales personnel to increase sales as more university campuses look to upgrade their network infrastructure. Further, the hospitality WISP operation is expected to make a significant impact on revenue over the next twelve months.

(b) Cost of Revenue.

Total cost of revenues was $388,231 for the year ended December 31, 2006 compared to $337,003 for year ended December 31, 2005, an increase of $51,228 or approximately 15%. The increase was principally due to the (1) inclusion of hospitality property costs; (2) writedown of obsolete parts inventory to net realizable value; and (3) cost overruns associated with underbid contracts that were settled as of December 31, 2006. The Company expects cost of revenue to increase in the aggregate but to be constant as a percentage of sales in the future. The Company expects the cost overruns to be a one-time occurrence. However, as the Company transitions to the hospitality wireless service provider business, the cost of revenue will include royalties, support and credit card processing costs in addition to labor and materials costs.

(c) Operating Expenses.

Total operating expenses were $3,822,133 for the year ended December 31, 2006 compared to $3,568,376 for the year ended December 31, 2005, an increase of $253,757 or approximately 7%. The increase is principally attributable to increased labor cost primarily due to increased sales salaries and salary retention adjustments necessary to retain qualified personnel and increased legal fees as a result of the Longview litigation. Management expects significant legal fees to continue until the Longview litigation is settled.

Recognized within operating expenses for the year ended December 31, 2005 is more than $775,000 of bad debt related the write-off accounts receivable. This amount consists principally of approximately $630,000 in uncollectible receivables from the Company’s two largest customers, SRS and IAMA, both of which closed operations in 2005. SRS and IAMA comprised approximately 40% of the Company’s total revenue for the year 2005. The sales complied with the Company’s revenue recognition policy and at the time of sale collectibility was highly probable. For the year ended December 31, 2006, bad debt expense was reduced to $184,001, a reduction of $590,999 or 76%.

(d) Interest Expense.

Interest expense was $2,703,947 for the year ended December 31, 2006 compared to $1,695,347 for the year ended December 31, 2005, an increase of $1,008,600 or approximately 59%.

Ongoing amortization of outstanding beneficial conversion features and other debt discounts on the notes will decline in 2007 and beyond as the notes reach maturity. Interest expense for 2007 is nonetheless expected to be significantly higher than in prior years as a result of increased outstanding debt principal balances and the liquidated damages provisions associated with the Longview notes that accrue at the rate of $51,390 per month until such time as an effective registration statement is on file with the SEC.

Costs recorded as interest expense for the years ended December 31, 2006 and 2005 primarily consist of: (1) amortization of the beneficial conversion features and discounts associated with the convertible notes; (2) stated interest rates on notes and convertible notes; (3) liquidated damages; (4) accretion of redemption premium; and (5) amortization of deferred financing costs.

(e) Net Loss.

Net loss was $6,126,669 for the year ended December 31, 2006 compared to a net loss of $4,025,012 for the year ended December 31, 2005, an increase of $2,101,657 or approximately 52%. The increase is primarily related to increases in interest expense and increased legal fees during the year ended December 31, 2006. The net loss for the year 2007 and beyond is anticipated to decline as additional WISP revenue is generated from an increase in hospitality properties deployed using the Company’s equipment. However, increases in interest expense and legal fees along with changes in fair value of derivative liabilities expenses could cause net loss to increase.

Factors That May Affect the Company’s Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company’s operating results include:

•  market acceptance of and changes in demand for products;

•
a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, its revenue could decline because of delays of customer orders or the failure to retain customers;

•  gain or loss of clients or strategic relationships;

•  continuance of the hospitality contracts;

•  satisfaction of hospitality wireless Internet service end users;

•  announcement or introduction of new products by the Company or by its competitors;

•  the ability to build brand recognition;

•  timing of sales to customers;

•  price competition;

•  the ability to upgrade and develop systems and infrastructure to accommodate growth;

•  the ability to attract and integrate new personnel in a timely and effective manner;

•  the ability to introduce and market products in accordance with market demand;

•  changes in governmental regulation;

•	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability;

•  valuation of derivative liabilities; and

•  general economic conditions.

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

Operating Activities.

The net cash used in operating activities was $2,148,485 for the year ended December 31, 2006 compared to $1,866,970 for the year ended December 31, 2005, an increase of $281,515 or approximately 15%. The increase is attributed primarily to the increase in legal fees and payroll expense.

Investing Activities.

Net cash used in investing activities was $125,889 for the year ended December 31, 2006 compared to $45,844 for the year ended December 31, 2005, an increase of $80,045, or approximately 175%. The increase was the result of cash costs associated with the purchase of property and equipment.

Liquidity and Capital Resources.

The Company’s current liabilities totaled $7,567,561 and $2,793,199 at December 31, 2006 and 2005, respectively, and current assets totaled $322,868 and $551,360 as of those dates, respectively. This resulted in working capital deficits of $7,244,693 and $2,241,839 at December 31, 2006 and 2005, respectively. The increase in current liabilities is primarily due to financing the Company through the issuance of convertible notes, the nature of which create large derivative liabilities over and above the principal balance, of the convertible notes and increased accrued legal fees and other payables. The decrease in current assets is primarily due to decreased accounts receivable due to tighter credit policy. At December 31, 2006, the Company’s current assets consisted primarily of net accounts receivable totaling $96,372, inventory of $97,015, deferred financing costs of $119,242, other assets $8,088 and cash of $2,151.

During the years ended December 31, 2006 and 2005, the Company incurred losses of $6,126,669 and $4,025,012, respectively. The Company has an accumulated deficit of $28,911,336 as of December 31, 2006.

The above factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firms’ audit reports included in this Form 10-KSB include explanatory paragraphs regarding the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to generate sufficient cash flows from operations to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability.

The Company’s current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company’s continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing of up to $5,000,000 during the year ending December 31, 2007.

The Company has been successful in obtaining the required cash resources by issuing stock and convertible notes and notes payable, including related party notes payable to service the Company’s operations through 2006. Net cash provided by financing activities was $2,191,168 for the year ended December 31, 2006 compared to $1,261,267 for the year ended December 31, 2005, an increase of $929,901 or approximately 74%. The net cash provided for the year ended December 31, 2006 came primarily from the following: (a) proceeds from the issuance of convertible notes of $969,000; (b) net proceeds from the issuance of common stock under Regulation S of $746,690; and (c) net proceeds from the issuance of Series B preferred stock of $490,000; this was offset by deferred financing costs of $122,420. Management plans to continue raising additional capital through a variety of fund raising methods including Regulation S, during the next twelve months and to pursue all available financing alternatives as necessary to fund the Company. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

Longview Funds.

On October 20, 2005, the Company’s stockholders approved (a) the termination of the Company’s status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC. Pursuant to the terms of the convertible notes entered into between the Company and the Longview Funds, the shares that serve as collateral for the notes must be registered or an exemption from registration available. The filing of the Form N-54C terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Pursuant to the terms of the notes, the Company remains in technical default on the notes since that time.

In November 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. (“Longview Funds”). In this Motion, filed in New York State Supreme Court on November 2, 2006, the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes.  The Longview Funds asked the court to enter judgment in their favor for $2,644,987 allegedly due under the notes, plus accrued interest.

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction (which is still pending, set for hearing on April 20, 2007). The case is continuing and is currently in discovery.

As of December 31, 2006, the remaining unconverted notes payable to the Longview Funds aggregated $2,638,499. The Company has filed a Form SB-2 registration statement with the SEC but such statement has not become effective. Until such time as the registration statement has been made effective, the Company will incur $51,390 in liquidated damage penalties per month. Liquidated damages of $849,648 were accrued as of December 31, 2006.

Inflation.

The impact of inflation on the Company’s costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off Balance Sheet Arrangements.

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

Obligations.

(a) Contractual Obligations.

The Company has contractual obligations to repay its notes payable and to make payments under its operating lease agreement.

Payments Due by Period
Contractual Obligations	Total	2007	2008	2009-2011	Thereafter
Convertible debt	$3,810,749	$3,810,749	$--	$--	$--
Notes payable	50,924	50,924	--	--	--
Operating leases	276,864	127,770	127,770	--	--
Total contractual cash obligations	$4,138,537	$4,010,767	127,770	$--	$--

(b) Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. The aggregate cost per month for these agreements was $28,990. After December 31, 2006, the monthly amount paid under these agreements is $20,616.

(c) Payroll Taxes.

The Company has been notified by the Internal Revenue Service and the California Employment Development Department that the Company owes a total of $222,335 in back payroll taxes (including penalties and interest to date). The Company has also been notified that the Internal Revenue Services has recorded a federal tax lien against the Company in the office of the Los Angeles County Recorder in the amount of $58,638 (which is part of the total amount). The California Employment Development Department may record such a lien in the future. Such lien(s) may affect the ability of the Company raise capital in the future.

Critical Accounting Policies.

The SEC has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) the use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock based compensation arrangements; (d) warranty reserves; (e) inventory reserves; (f) allowance for doubtful accounts; (g) the deferred tax valuation allowance; (h) valuation of derivative liabilities and classification of conversion features and warrants; and (i) intangible assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

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

(b) Revenue Recognition.

Revenues result principally from the sale and installation of wireless radio equipment to customers. Equipment sales are recognized when products are shipped. The Company recognizes revenues in accordance with Staff Accounting Bulleting No. 104, “Revenue Recognition,” when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectibility is reasonably assured.

Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between the Company and its customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave the Company’s shipping dock or (b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order.

The WISP operation applies Staff Accounting Bulletin No. 104 to recognize revenue as follows (a) persuasive evidence of an arrangement exists in the form of an order accepted online; (b) revenue recognized ratably as services are rendered over term of the contract; (c) the Company’s price to the buyer is fixed or determinable, as offered online; and (d) collectibility is reasonably assured as credit card is approved and billed and then customer is provided service.

The Company offers installation services to customers and charges separately when such services are purchased. Installation by the Company is not required for the functionality of the equipment. Consequently, installation services are considered a separate unit of accounting under Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

(c) Stock Based Compensation Arrangements.

The Company issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of the Company’s common stock on the date of each respective transaction after the period of service or the contract price, whichever is of greater evidence value. These transactions are reflected in the appropriate account of the Company’s financial statements in conformity with generally accepted accounting principles in the accompanying statement of operations.

(d)  Warranty.

The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2006, warranty reserve approximated $12,564, which is recorded under other current liabilities on the balance sheet.

(e)   Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value.

Such net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheet.

The Company deploys its own products in the WISP operation. The standard cost of access points deployed plus related installation costs are capitalized as fixed assets and removed from inventory when deployed.

(f)  Allowance for Doubtful Accounts.

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer’s ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to allowance for doubtful accounts. At December 31, 2006, the Company carried an allowance for doubtful accounts of $25,822. In addition, during 2006, bad debt expense totalled $184,001.

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

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In accordance with Statement of Financing Accounting Standards No. 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

(h)  Derivative Liabilities.

The Company evaluates free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF No. 01-06, “The Meaning of Indexed to a Company’s Own Stock,” EITF No. 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19,” and Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company's policy is to settle instruments indexed to its common shares on a first-in-first-out basis.

The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodic valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to earnings.

(i) Intangible Assets.

In October 2006, the Company acquired certain assets of GCI. Management allocated the purchase price according to the provisions of SFAS No. 141, “Business Combinations.” Management acquired three groups of assets: (1) fixed assets, primarily including computers and access points; (2) contracts to provide WISP services to certain timeshare properties generally expiring November 2008; and (3) goodwill, primarily in the form of workforce-in-place. The fixed assets were allocated value in accordance with paragraph 37d of SFAS No. 141 at market value that approximated replacement cost. The contract was recorded in the accompanying balance sheet according to paragraph 37e as it met the criteria of paragraph 39 for contractual rights that are to be recognized as an asset separate from goodwill. The contract was valued at its estimated fair value determined using a discounted cash flow model. The excess of cost over the fair value of assets acquired or goodwill, primarily composed of workforce-in-place as going concern value and other non-separable intangible assets were negligible was valued by calculating the replacement cost of the operation acquired which included recruiting fees and labor cost to start up a similar operation.

Forward Looking Statements.

Information in this Form 10-KSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the Company’s adequacy of cash, expectations regarding net losses and cash flow, statements regarding its growth, the need for future financing, the dependence on personnel, and its operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company’s ability to obtain future financing, and the risks set forth under “Factors That May Affect the Company’s Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements as of and for the year ended December 31, 2006 and consolidated financial statements for the year ended December 31, 2005 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On November 30, 2006, the Company was informed by Squar, Milner, Miranda & Williamson, LLP (formerly known as Squar, Milner, Reehl & Williamson, LLP) (“Squar Milner”), the Company’s independent registered public accounting firm, that it had consummated a merger with Peterson & Co., LLP of San Diego, California (which is also registered with the Public Company Accounting Oversight Board). As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with the former firm. The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP. The decision to change principal accountants was approved by the Company’s Audit Committee and subsequently approved by the Board of Directors.

Squar Milner audited the Company’s financial statements for the fiscal years ended December 31, 2005 and 2004. This firm’s report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant’s report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period preceding such change, there were no disagreements with Squar Milner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no “reportable events” as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period preceding such change.

(b) On November 30, 2006, the Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP, as successor to Squar Milner, as its independent registered public accounting firm to audit the Company’s financial statements. During the fiscal years ended December 31, 2005 and 2004, and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

The Company has been informed by its independent registered public accounting firm in connection with the audit of the financial statements as of and for the year ended December 31, 2006 that certain matters were identified involving internal control that this firm considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were:

(1) inadequate segregation of duties in the areas of approving invoices and initiating wire transfers;

(2) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters as well as inadequate procedures for appropriately identifying, assessing and applying accounting principles generally accepted in the United States of America, specifically, the accounting for and reporting of debt and equity transactions, and inadequate procedures for appropriately identifying required filings under the SEC rules and regulations; and

(3) lack of an independent audit committee or independent members of the board of directors.

The Company will continue to monitor and evaluate the effectiveness of its controls and procedures on an ongoing basis, and are committed to taking further action and implementing additional improvements, as necessary.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective, as set forth above, at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Specifically, the Company did not file the required financial information as required under Rule 3-05 of Regulation S-X in connection with its recent acquisition of GCI. In addition, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective, as set forth above, at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people and/or by management override of controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Controls and Procedures.

During the quarter ended December 31, 2006, there were no changes in the Company’s disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION.

Subsequent Events.

(a) From January 3, 2007 to April 11, 2007, the Company sold a total of 10,543,715 restricted shares of common stock to a total of 36 accredited investors for a total consideration of approximately $410,777 (average of approximately $0.039 per share). These sales were undertaken in offshore transactions under Regulation S in which no directed selling efforts were made in the United States by the Company, or any person acting on behalf of any of the Company.

(b) From January 5, 2007 to April 2, 2007, the Company issued a total of 3,355,511 free trading shares of common stock under its Stock and Option Plan to various individuals and firms for consulting work for the Company. These shares were valued at a total of $363,134 (average of $0.108 per share).

(c) On March 19, 2007, the Company received $300,000 (gross) on Montgomery Convertible Debentures.  This was the last installment due under this debenture and thus Montgomery waived the registration statement requirement.

(d) The Company was informed that final settlement was reached in the matter of entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County).  The terms of settlement were not disclosed.  All amounts paid were expensed during 2006 and were not material to the Company’s financial statements.

(e) The Company changed transfer agents to Computershare based in Golden, Colorado, effective April 12, 2007.

(f) On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. On October 11, 2006, the Company filed a Form 8-K in connection with this material contract. After further consideration of this transaction in consultation with the Company’s independent registered public accounting firm, including a discussion of the accounting treatment of this transaction for purposes of the audited financial statements as of December 31, 2006, the Company has determined that this was a business acquired by the Company. Therefore, the Company has determined that this acquisition must comply with Rule 3.05 of Regulation S-X, and therefore audited financial statements will be furnished for the two most recent fiscal years and any interim periods for this company; pro forma financial information will also be furnished in connection with this acquisition pursuant to Article 11 of Regulation S-X. This financial information will be provided in an upcoming amended Form 8-K.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of the Company’s stockholders or until their successors are duly elected and have qualified. Directors are elected for a term ending upon the date of the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

There are no family relationships between any two or more of the Company’s directors or executive officers. There are no arrangements or understandings between any two or more of the Company’s directors or executive officers. There is no arrangement or understanding between any of the Company’s directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

(a) Jerry Dix, President/Chief Executive Officer/Director.

Mr. Dix, age 61, has been in the wireless industry since 1994 and was a pioneer in the pre-paid cellular industry with Globalwise Communications and Prepaid Technologies. In 1995, Dix and his partner launched PrePay Technologies, a wholly owned subsidiary of Globalwise Communications. PrePay Technologies was developed with proprietary technology that enabled PrePay Technology to deliver a prepaid wireless platform as a re-seller for AirTouch in San Diego, California. In 1996, Mr. Dix helped found Satellite Control Technologies, a publicly traded company with patented one and two-way paging technologies, where he worked until being named president and chief executive officer of the Company in January 2002. Mr. Dix helped develop and launch the AlphaTrak locating and control system that utilizes this patented technology combined with GPS technology to locate assets in North America.

(b) Don Boudewyn, Executive Vice President/Secretary/Treasurer/Director.

Mr. Boudewyn, age 42, has held his current position with the Company since January 2002. He has held various positions with the Company, including president and vice president of international sales since founding the Company in 2000. From October 1998 to October 2000, Mr. Boudewyn served as a major account executive and business development manager for Celterra Vancouver Ltd., where he was responsible for sales, marketing and business development strategies for a national fiber optic network. Prior to his experience in the communications arena, Mr. Boudewyn worked in real estate from July 1986 to October 1998. He graduated from the British Columbia Institute of Technology with a Bachelor of Arts degree in sales and marketing management. He is also a graduate of the UCLA Director Training & Certification Program.

(c) Andrew D. McCormac, Chief Financial Officer.

Mr. McCormac, age 43, has more than 16 years of experience in financial arenas, and has extensive background in managing the financial plans and accounting policies for high growth companies. From December 2001 to May 2006, Mr. McCormac served as the chief financial officer of Storactive, Inc. in Marina del Rey, California, a leader in developing true continuous data protection software for Windows PCs and Exchange Servers. From October 2000 to December 2001, he was a consulting chief financial officer. Prior to that, Mr. McCormac served as senior vice president of finance at Quarterdeck Corporation (before it was acquired by Symantec, Inc.) and a vice president at Countrywide Home Loans.

On October 16, 2006, Mr. McCormac was appointed to the position of chief financial officer and principal accounting officer; prior to that, from May 2006, he served as a consultant to the Company on accounting matters. Mr. McCormac does not have an employment agreement with the Company. He received a Bachelor of Science degree in accounting in 1986 from the University of Southern California, and is licensed as a certified public accountant in California.

Corporate Governance.

(a) Code of Ethics.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. See Exhibit 14.

(b) Audit Committee.

The Company’s audit committee consists of Messrs. Boudewyn and McCormac, neither of which is an independent director. The audit committee has adopted a written charter. Mr. McCormac has been designated the Audit Committee’s “financial expert” in compliance with Item 407(d)(5) of Regulation S-B.

The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board. Such responsibilities include, but are limited to, the selection, and if necessary the replacement, of the Company’s independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the Company’s annual report on Form 10-KSB.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

(c) Recommendation of Nominees.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Company’s equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2006, and certain written representations from executive officers and directors, the Company is aware that the following required report was not timely filed: (a) Form 3 for the appointment of Mr. McCormac as chief financial officers of the Company (this report was prepared and filed on November 16, 2006); (b) Form 4’s for Mr. Dix to report the issuance of shares of common stock in January and February 2006 for accrued salaries for 2002 to 2004 (a Form 4 was prepared and filed on July 10, 2006); and (c) Form 4’s for Mr. Boudewyn to report the issuance of shares of common stock in January and February 2006 for accrued salaries for 2002 to 2004 (a Form 4 was prepared and filed on July 10, 2006). The Company is unaware of any other required reports that were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table presents compensation information for the last two completed fiscal years ended on December 31, 2006 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jerry Dix, CEO	2006 2005	$140,400 (1) $144,000	- -	$48,843 (2) -	- -	- -	- -	- -	$188,843 $144,000
Don Boudewyn, EVP	2006 2005	$107,000 (3) $96,000	- -	$30,200 (4) -	- -	- -	- -	- -	$137,200 $96,000

(1) Of this total amount, $10,200 was accrued but not paid in 2006.

(2) The total stock award was 61,954 restricted shares of common stock valued at $48,843 ($0.80 per share).

(3) Of this total amount, $12,000 was accrued but not paid in 2006.

(4) The total stock award was 37,750 restricted shares of common stock valued at $30,200 ($0.80 per share).

Employment Agreements.

All prior employment agreements between Mr. Dix and Mr. Boudewyn expired on February 1, 2005. The Company intends in the future to enter into new employment agreements with these individuals.

Outstanding Equity Awards at Fiscal Year-End Table.

There were no outstanding equity awards at December 31, 2006 for the directors and executive officers of the Company.

Other Compensation.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer. The Company will offer a Section 401(k) plan beginning in 2007; however no Company match will be offered.

Compensation of Directors.

With the exception of director compensation, no remuneration is proposed to be paid in the future directly or indirectly by the Company to any director in that capacity. The Company currently has no independent directors. In the future, independent directors of the Company will receive $300 per telecom meeting, $500 per day plus reasonable expenses for in person meetings, $200 for board update telecom meetings, and $300 for audit committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of April 11, 2007 (33,051,578 shares issued and outstanding) (there is also outstanding as of that date: (a) 3,000,000 shares of Series A preferred stock, none of which is convertible before October 7, 2007; and (b) 540,000 shares of Series B preferred stock, all of which is currently convertible into shares of common stock) by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii) all officers and directors of the Company, individually and as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Montgomery Equity Partners, 2999 Northeast 191 Street - Penthouse II, Aventura, Florida 33180	16,943,834 (3)	33.93%
Common Stock	Castellum Investments S.A., 2 Belles Fontaines Cornaux, Switzerland	3,515,151 (4)	9.61%
Common Stock	Olaf Tagge Langkofelweg, 1a 12247 Berlin, Germany	3,162,274	9.57%
Common Stock	Karl Heinz Bruno Sartor, Eichkehle 56, 67433 Neustadt, Germany	3,160,973	9.57%
Common Stock	Longview Equity Fund, LP; Longview International Equity Fund, LP, 600 Montgomery Street, 44th Floor, San Francisco, California 94111	2,326,735 (5)	6.75%
Common Stock	Longview Fund, LP, 600 Montgomery Street, 44th Floor, San Francisco, California 94111	2,042,212 (6)	5.93%

Common Stock	Jerry Dix, 4136 Del Rey Avenue, Marina del Rey, California 90292	184,706(7)	0.56%
Common Stock	Don Boudewyn, 4136 Del Rey Avenue, Marina del Rey, California 90292	119,132 (8)	0.36%
Common Stock	Andrew D. McCormac, 4136 Del Rey Avenue, Marina del Rey, California 90292	0	0.00%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	303,838	0.92%
Series A Preferred Stock	Jerry Dix, 4136 Del Rey Avenue, Marina del Rey, California 90292	1,800,000	60.00%
Series A Preferred Stock	Don Boudewyn, 4136 Del Rey Avenue, Marina del Rey, California 90292	1,200,000	40.00%
Series A Preferred Stock	All Directors and Executive Officers as a Group (2 persons)	3,000,000 (9)	100.00%

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2)  Applicable percentage ownership of common stock is based on 33,051,578 shares issued and outstanding as of April 11, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the Instructions to Item 403 of Regulation S-B, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(3) The amount of 16,943,834 includes:

(a) 60,852 shares currently held.

(b) 1,670,000 shares as a partial conversion of the debentures held by Montgomery, which are currently convertible. These debentures are currently convertible into the common stock of the Company at the price per share of either $0.3155 or 80% of the lowest closing bid price of the Company’s common stock, for the five trading days immediately preceding the conversion date. At 80% of the closing price of $0.11 as of April 11, 2007 ($0.088), the $1,200,000 in principal amount of the debentures would be convertible into 13,636,364 shares of common stock. However, since there is a 4.99% limit of actual ownership by Montgomery under these debentures, and the three attached warrants, this limits to total amount to 1,670,000 (this amount takes into account the 60,852 shares currently owned by Montgomery).

(c) 15,212,982 shares pledged to Montgomery Equity Partners, which are held in an escrow account. The Company considers these shares to be issued but not outstanding. Under Rule 13d-3(d)(3), Montgomery is deemed to beneficially own these shares since it does not fall within any of the pledgee exceptions set forth in that Rule.

(4) All Series B convertible preferred stock, including the 290,000 shares owned by Castellum, is convertible into shares of common stock at a conversion price equal to the lesser of (since there is no effective registration statement at this time):

(a) 75% of the lowest close bid of the common stock as reported by the market or exchange on which the common stock is listed or quoted for trading or quotation on the date in question for the 20 trading days preceding the conversion date for each full share of convertible preferred stock held; or

(b) the face amount per share, which is $1.00.

At 75% of the closing price of $0.11 of April 11, 2007 ($0.0825), the 290,000 shares owned by Castellum, would be convertible into 3,515,151 shares of common stock.

(5) Longview Equity Fund, LP and Longview International Equity Fund, LP are under the common control of Redwood Grove Management, LLC. Therefore, the share holdings of these funds are aggregated for beneficial ownership purposes under Rule 13d-3(a).

The amount of 2,326,735 includes:

(a) 936,418 shares currently held.

(b) 730,000 shares as a partial conversion of the notes held by these two funds, which are currently convertible. These notes are currently convertible into the common stock of the Company at the price per share of either 75% of the average of the five lowest closing bid prices of the common stock as reported by the Over the Counter Bulletin Board for the 90 trading days preceding the conversion date or 17.50 or $3.50 (depending on the particular note). At 75% of the closing price of $0.11 as of April 11, 2007 ($0.088), the $1,751,765 in principal amount of the notes ($1,339,389 for Longview Equity and $412,376 for Longview International) would be convertible into 19,906,420 shares of common stock. However, since there is a 4.99% limit of actual ownership by these funds combined under these notes, and the attached warrants, this limits to total amount to 730,000 (this amount takes into account the 936,418 shares currently owned by Longview Fund).

(c) 660,317 shares pledged to these two funds (495,238 for Longview Equity and 165,079 for Longview International), which are held in an escrow account. The Company considers these shares to be issued but not outstanding. Under Rule SEC Rule 13d-3(d)(3), these Longview funds are deemed to beneficially own these shares since it does not fall within any of the pledgee exceptions set forth in that Rule.

(6) Longview Fund, LP is under the control of Viking Asset Management, LLC. The amount of 2,042,212 includes:

(a) 631,656 shares currently held.

(b) 1,055,000 shares as follows:

A partial conversion of the notes held by this fund (except for the $69,000 note), which are currently convertible. These notes are currently convertible into the common stock of the Company at the price per share of either 75% of the average of the five lowest closing bid prices of the common stock as reported by the Over the Counter Bulletin Board for the 90 trading days preceding the conversion date or 17.50 or $3.50 (depending on the particular note). At 75% of the closing price of $0.11 as of April 11, 2007 ($0.088), the $817,734 in principal amount of the notes would be convertible into 9,292,432 shares of common stock.

A partial conversion of the $69,000 note held by this fund, which is currently convertible. This notes are currently convertible into the common stock of the Company at the price per share of either 50% of the lowest five-day weighted average volume price of the common stock using the volume weighted average price as reported by Bloomberg L.P. for the Company’s principal market for the 20 trading days preceding a conversion date or $0.50. At 50% of the closing price of $0.11 as of April 11, 2007 ($0.055), the $69,000 in principal amount of the note would be convertible into 1,254,545 shares of common stock.

However, since there is a 4.99% limit of actual ownership by these funds combined under these notes, and the attached warrants, this limits to total amount to 1,055,000 (this amount takes into account the 631,656 shares currently owned by Longview Fund).

(c) 355,556 shares pledged shares to this fund, which are held in an escrow account. The Company considers these shares to be issued but not outstanding. Under Rule SEC Rule 13d-3(d)(3), Longview Fund is deemed to beneficially own these shares since it does not fall within any of the pledgee exceptions set forth in that Rule.

(7)  All shares held by Jerry and Karen Dix, joint tenants with right of survivorship, except for 305 shares held by Market Force, Inc. of which Mr. Dix and Steven Lipman have shared voting and investment control.

(8) Of the total, 3,384 shares are held by Wireless Xstream Technologies Ltd., which is controlled by Mr. Boudewyn.

(9) The Series A preferred stock, issued on October 7, 2004, is convertible after three years following its issuance, providing the holder is still employed by the Company. Each share of Series A Preferred Stock is convertible at the rate of 800 shares of common stock for each full share of convertible preferred stock. Under the terms of the certificate of designation governing these shares, the conversion ratio was not changed upon the reverse split of the Company’s common stock on November 23, 2005. There are no other plans or arrangements to issue any additional Series A Preferred Stock at this time.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has previously adopted three equity compensation plans (none of which has been approved by the Company’s stockholders): the 2004 Non-Employee Directors and Consultants Retainer Stock Plan, the Non-Employee Directors and Consultants Retainer Stock Plan, and the Stock Incentive Plan. Since the Company converted to a BDC in 2004, and under the 1940 Act it was prohibited from issuing stock or options for services, management made the decision after such conversion not to issue any further shares under these three plans and to deregister all of the remaining registered shares under each of these plans by a Form S-8 POS (filed on March 28, 2006).

(a) Stock and Option Plan.

On December 21, 2005, the Company adopted a 2006 Stock and Option Plan (amended and restated in January 2006 and further amended on November 28, 2006), since it is no longer subject to the provisions of the 1940 Act; this plan was not approved by the Company’s stockholders. This plan replaces one adopted by the Company in December 2005. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders. A total of 4,800,000 shares have been registered under this plan under Form S-8’s filed with the SEC. As of December 31, 2005, no shares had been issued. During 2006, the Company issued a total of 1,472,906 shares under this plan, leaving a total of 3,327,094 shares remaining to be issued as of December 31, 2006. No options have been granted under this plan.

Equity Compensation Plan Information as of December 31, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	Stock and Option Plan: 3,327,094
Total	0	0	Stock and Option Plan: 3,327,094

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions.

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a) On January 31, 2006, the Company issued a total of 128,818 restricted shares of common stock to fifteen employees, including 30,270 to Mr. Dix, 17,030 to Mr. Boudewyn, and 19,970 to Gary Dix, Mr. Dix’s son, as compensation. These shares had an aggregate value of $103,054 (average of $0.80 per share).

(b) On February 13, 2006, the Company issued 30,784 restricted shares of common stock and 20,720 restricted shares of common stock to Mr. Dix and Mr. Boudewyn, respectively, to settle accrued salaries for 2002, 2003, and 2004. These shares had an aggregate value of $42,233 ($0.82 per share).

(c) On June 1, 2006, the Company entered loan agreements with Thomas Janes, the father-in-law of Mr. Boudewyn, and his son Russell Janes, for $20,000 each (see Exhibits 10.11 and 10.12). These loans were due not later than thirty days thereafter, but this time has been extended indefinitely by oral agreement of the parties. These loans carry interest at the rate of 10% per annum.

Under each of these agreements, the Company promised to pay to pay an administration fee of $4,000. This fee is to be in the form of restricted shares of Company common stock, and issued at a price based on a 25% discount to the lowest closing bid price in the 20 trading days prior to the effective date of the agreement. On July 11, 2006, the Company issued a total of 21,333 shares of common stock to each individual in payment of this fee; because of this discount, these shares have been valued for accounting purposes at $5,333 ($0.25 per share).

(d) During 2005 and 2006, the Company used the credit lines of Service Group, which is a company controlled by Mr. Dix, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows.

(e) Mr. Dix advanced $7,182 to the Company during the year ended December 31, 2006. There is no interest applicable to this advance. As of December 31, 2006 $5457 is outstanding and remains payable to Jerry Dix which is included in Related Party notes and advances in the accompanying balance sheet.

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

Director Independence.

The Company does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees, except for an Audit Committee, which is composed of Messrs. Boudewyn and McCormac (neither of which are independent directors of the Company).

ITEM 13. EXHIBITS.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees for each of the last two fiscal years for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (formerly Squar, Milner, Reehl & Williamson, LLP) (“Accountant”) for the audit of the Company’s annual financial statements, and review of financial statements included in the company’s Form 10-QSB’s: 2006: approximately $115,600; and 2005: $138,341.

Audit-Related Fees.

The aggregate fees in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: 2006: approximately $28,000; and 2005: $1,650.

Tax Fees.

The aggregate fees in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2006: $24,659; and 2005: $5,000.

All Other Fees.

The aggregate fees in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5G Wireless Communications, Inc.

Dated: April 16, 2007	By:	/s/ Jerry Dix
Jerry Dix, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jerry Dix Jerry Dix	Chief Executive Officer/Director	April 16, 2007

/s/ Don Boudewyn Don Boudewyn	Executive Vice President/Secretary/Treasurer/Director	April 16, 2007

/s/ Andrew D. McCormac Andrew D. McCormac	Chief Financial Officer	April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
5G Wireless Communications, Inc.

We have audited the accompanying balance sheet of 5G Wireless Communications, Inc. (the “Company”), as of December 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of operations and cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company incurred net losses of approximately $6,127,000 and $4,025,000 during the years ended December 31, 2006 and 2005, respectively, and has an accumulated deficit of approximately $28,911,000 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as going concern.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
April 6, 2007

5G WIRELESS COMMUNICATIONS, INC.
BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Cash	$2,151
Accounts receivable, net of allowance for doubtful accounts of $25,822	96,372
Inventory, net of reserve of $29,102	97,015
Deferred financing costs	119,242
Prepaid and other current assets	8,088
Total current assets	322,868
Property and equipment, net of accumulated depreciation and amortization of $312,064	138,844
Intangible assets, net of accumulated amortization of $28,328	198,298
Goodwill net	100,000
Total non-current assets	437,142
Total assets	$760,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued liabilities	$1,067,798
Notes payable	50,924
Related party notes and advances	42,477
Accrued interest	568,400
Other liabilities	3,324,644
Convertible notes payable, net of discount of $1,297,432	2,513,318
Total current liabilities	7,567,561

Stockholders’ deficit:
Preferred series A convertible stock, $0.001 par value; 3,000,000 shares authorized; 3,000,000 shares outstanding	3,000
Preferred Series B convertible stock, $0.001 par value; 5,000,000 shares authorized; 540,000 shares issued and outstanding	540
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 32,329,535 (1) shares issued and outstanding	32,330
Additional paid in capital	22,157,568
Common stock held in escrow	(16,428)
Unearned compensation	(50,000)
Deferred consulting fees	(23,225)

5G WIRELESS COMMUNICATIONS, INC.
BALANCE SHEET
DECEMBER 31, 2006
(continued)

Accumulated deficit	(28,911,336)
Total stockholders’ deficit	(6,807,551)
Total liabilities and stockholders’ deficit	$760,010

(1) Includes 15,212,982 shares held in escrow in connection with the Securities Purchase Agreement with Montgomery Equity Partners, LP; 1,105,873 shares held in escrow in connection with the Securities Purchase Agreements with the Longview Funds; and 198,786 of escrow shares issued to Global Connect in 2006

The accompanying notes are an integral part of these financial statements

5G WIRELESS COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues	$781,948	$1,618,932
Cost of revenues	388,231	337,003
Gross profit	393,717	1,281,929

Operating expenses:
General and administrative	1,127,186	1,464,945
Salaries and related	1,434,919	627,385
Research and development	67,510	209,543
Professional/consulting services	1,115,600	1,194,878
Depreciation	76,918	71,625
Total operating expenses	3,822,133	3,568,376

Operating loss	(3,428,416)	(2,286,447)

Interest expense (including amortization of financing costs and debt discounts)	(2,703,947)	(1,695,347)

Other income	2,325	--

Change in fair value of derivative liabilities	3,369	(43,218)

Net loss	$(6,126,669)	$(4,025,012)

Cumulative undeclared dividends and deemed dividends on preferred stock	42,160	--

Net loss applicable to common stockholders	(6,168,829)	(4,025,012)

Loss per common share:
Basic and diluted	$(0.79)	$(1.38)

Basic and diluted weighted average common shares outstanding	7,766,005 (1)	2,910,748

__________________
(1) Excludes shares held in escrow.

The accompanying notes are an integral part of these financial statements

5G WIRELESS COMMUNICATIONS INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.001 Par Value)	Shares of Series B Preferred Stock	Series B Preferred Stock ($0.001 Par Value)	Common Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Common Stock Held In Escrow	Unearned Compensation	Deferred Consulting Fees	Accumulated Deficit	Total
Balance December 31, 2004	3,000,000	3,000	--	--	2,488,678	2,489	18,271,556	(1,016)	(150,000)	--	(18,759,655)	(633,626)
Shares issued for services	--	--	--	--	147,325	147	130,098	--	--	--	--	130,245
Debt conversion	--	--	--	--	1,081,838	1,082	1,110,936	--	--	--	--	1,112,018
Amortization of preferred stock unearned compensation	--	--	--	--	--	--	--	--	33,334	--	--	33,334
Shares returned by stockholders	--	--	--	--	(20,244)	(20)	(77,980)	--	--	--	--	(78,000)
Debt discount related to beneficial conversion features	--	--	--	--	--	--	1,300,000	--	--	--	--	1,300,000
Net loss	--	--	--	--	--	--	--	--	--	--	(4,025,012)	(4,025,012)
Balance December 31, 2005	3,000,000	3,000	--	--	3,697,597	3,698	20,734,610	(1,016)	(116,666)	--	(22,784,667)	(2,161,041)
Common stock issued for: services	--	--	--	--	2,008,663	2,009	752,800	--	--	(410,285)	--	344,524
Warrants issued for services	--	--	--	--	--	--	220,000	--	--	(220,000)	--	--
Common stock Issued for asset purchase	--	--	--	--	861,174	861	228,012	--	--	--	-	228,873
Common stock issued for conversion of convertible notes payable	--	--	--	--	1,853,010	1,853	477,741	--	--	--	--	479,594
Amortization of preferred stock unearned compensation	--	--	--	--	--	--	--	--	66,666	--	--	66,666

5G WIRELESS COMMUNICATIONS INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)

	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.001 Par Value)	Shares of Series B Preferred Stock	Series B Preferred Stock ($0.001 Par Value)	Common Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Common Stock Held In Escrow	Unearned Compensation	Deferred Consulting Fees	Accumulated Deficit	Total
Restricted shares issued to employees	--	--	--	--	194,925	195	155,745	--	--	--	--	155,940
Escrow shares issued	--	--	--	--	15,411,768	15,412		(15,412)	--	--	--	--
Warrants exercised	--	--	--	--	92,198	92	13,738	--	--	--	--	13,830
Issuance of Series B preferred stock	--	--	540,000	540	14,286	14	489,446	--	--	--	--	490,000
Deemed dividend related to Series B preferred stock	--	--	--	--	--	--	(1,331,410)	--	--	--	--	(1,331,410)
Amortization of stock issued for services	--	--	--	--	--	--	--	--	--	336,777	--	336,777
Dividends on Series B preferred stock	--	--	--	--	--	--	(42,160)	--	--	--	--	(42,160)
Reclass derivative liability originally recorded to paid-in capital	--	--	--	--	--	--	(52,632)	--	--	--	--	(52,632)
Shares issued for related party notes administrative fee	--	--	--	--	42,666	43	10,624	--	--	--	--	10,667
Shares issued upon convertible note payable commitment fee	--	--	--	--	35,200	35	8,765	--	--	--	--	8,800

5G WIRELESS COMMUNICATIONS INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)

	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.001 Par Value)	Shares of Series B Preferred Stock	Series B Preferred Stock ($0.001 Par Value)	Common Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Common Stock Held In Escrow	Unearned Compensation	Deferred Consulting Fees	Accumulated Deficit	Total
Mark-to-market adjustment to deferred consulting fees	--	--	--	--	--	--	(270,283)	--	--	270,283	--	--
Stock issued for cash	--	--	--	--	8,057,196	8,057	738,633	--	--	--	--	746,690
Common stock issued upon convertible note payable financing fees	--	--	--	--	60,852	61	23,939	--	--	--	--	24,000
Net Loss	--	--	--	--	--	--	--	--	--	--	(6,126,669)	(6,126,669)
Balance December 31, 2006	3,000,000	3,000	540,000	540	32,329,535	32,330	22,157,568	(16,428)	(50,000)	(23,225)	(28,911,336)	(6,807,551)

The accompanying notes are an integral part of these financial statements

5G WIRELESS COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(6,126,669)	$(4,025,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,918	71,625
Fair value of common stock and warrants issued for services to employees	155,940	--
Fair value of common stock and warrants issued for services to non-employees	344,524	130,245
Amortization of deferred consulting fees	336,777
Bad debt expense	184,001	775,547
Amortization of deferred financing costs	35,978
Amortization of unearned compensation	66,666	33,334
Change in fair value of derivative liabilities	(3,369)	43,218
Amortization of debt discount on convertible notes	1,408,072	1,309,171
Changes in operating assets/liabilities:
Accounts receivable	48,524	(860,560)
Inventory	(26,534)	(86,672)
Other current assets	8,537	(10,491)
Accounts payable and accrued liabilities	422,745	110,634
Accrued interest	411,363	260,440
Other liabilities	508,042	381,551
Net cash flows used in operating activities	(2,148,485)	(1,866,970)

Cash flows from investing activities:
Purchase of property and equipment	(125,889)	(45,844)
Net cash flows used in investing activities	(125,889)	(45,844)

Net cash flows from financing activities:
Proceeds from related party	53,144	--
Proceeds from issuance of notes payable	40,924	--
Repayments of notes payable	--	(38,733)
Proceeds from issuance of convertible notes	969,000	1,300,000
Deferred financing costs	(122,420)	--
Net proceeds from issuance of common stock under Regulation S	746,690	--
Net proceeds from exercise of warrants	13,830	--
Net proceeds from issuance of Series B preferred stock	490,000	--
Net cash flows provided by financing activities	2,191,168	1,261,267

5G WIRELESS COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(continued)

	2006	2005

Net increase (decrease) in cash	(83,206)	(651,547)

Cash, beginning of period	85,357	736,904

Cash, end of period	$2,151	$85,357

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for income taxes	$--	$1,723
Conversion of convertible notes and accrued interest into common stock	$479,594	$1,112,018
Common stock issued for acquisition of assets	$228,873	$--
Cumulative preferred Series B undeclared dividends	$42,160	$--
Common stock issued and held in escrow	$15,412	$--
Imputed dividend on Series B Preferred Shares	$(1,331,410)	$--
Reclassification of derivative liability from equity	$(52,632)	$--
Debt discounts on convertible notes	$969,000	$1,300,000
Common shares issued for related party notes payable administration fees	$10,667	$--
Common shares issued for convertible notes payable commitment fee	$24,000	$--
Common shares issued for note payable administration fee	$8,800	$--
Mark-to-market adjustment to deferred consulting fees	$270,283	$--

See accompanying notes to financial statements for additional disclosures of non-cash investing and financing activities

The accompanying notes are an integral part of these financial statements

5G WIRELESS COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature and Development of Business.

5G Wireless Communications, Inc. (“Company”) is a designer, developer and manufacturer of commercial grade wireless telecommunications equipment operating on the 802.11a/b/g frequency. The Company deploys its equipment as a wireless Internet service provider (“WISP”), primarily to hospitality properties. The Company also sells its equipment through resellers or directly to end-users.

The Company was incorporated as Tesmark, Inc. in September 1979. In November 1998, it changed its state of incorporation from Idaho to Nevada and in January 2001 changed the name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, it acquired Wireless ThinkTank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, the Company shifted its strategy from that of a service provider to an equipment manufacturer, or OEM. 5G Partners was liquidated shortly after acquisition. Wireless ThinkTank, Inc. is inactive.

On October 19, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission (“SEC”), to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). On December 31, 2004, certain assets and certain liabilities of the Company were transferred into 5G Wireless Solutions, Inc. in exchange for 100% of its outstanding common shares.

On June 3, 2005, the Company’s board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the Securities and Exchange Commission on September 19, 2005, the Company sought approval from the stockholders, at the annual stockholder’s meeting on October 20, 2005, for the following (among other things): (a) to terminate the Company’s status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

On October 20, 2005, the Company’s stockholders approved (among other things) (a) the termination of the Company’s status as a business development company under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

On November 3, 2005, the Company’s Board of Directors approved a 1 for 350 reverse stock split of the Company’s common stock. Common shares outstanding prior to and after the reverse stock split totalled 1,169,494,405 and 3,341,419 shares, respectively. The November 23, 2005 reverse stock split has been retroactively reflected in the accompanying financial statements for all periods presented. Unless otherwise indicated, all references to outstanding common shares, including common shares to be issued upon the exercise of warrants and convertible notes payable, refer to post-split shares.

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into 5G Wireless Communications, Inc. The transaction was accounted for as a transfer of entities under common control. Accordingly, the 2005 financial statements were presented on a consolidated basis.

On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. (“GCI”) doing business as Ivado, which included wireless equipment deployed at 13 hospitality properties and contracts related to the properties for total purchase consideration of $397,476.

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

During the years ended December 31, 2006 and 2005, the Company incurred losses of $6,126,669 and $4,025,012, respectively, and the Company has an accumulated deficit of $28,911,336 as of December 31, 2006. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2007 and to pursue all available financing alternatives as necessary to fund operations. Management also expects that WISP revenue will begin to contribute significantly to cash flow, especially in the second half of 2007 as the Company establishes critical mass with respect to properties deployed. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy as a wireless internet service provider to hospitality and similar properties and to, when appropriate, allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•  curtail operations significantly;

•  sell significant assets;

•	seek arrangements with strategic partners or other parties that may require it to relinquish significant rights to products, technologies or markets; or

•  explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which will help it manage its liquidity but may also result in dilution to existing stockholders.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts, inventory and warranty reserves, valuation of derivative liabilities, valuation of intangibles, realization of long-lived assets and deferred tax asset valuation allowance. Actual results could differ from those estimates.

Basis of Presentation.

The financial statements as of and for the years ended December 31, 2005 include the accounts of the Company and its wholly owned subsidiary, 5G Wireless Solutions, Inc and have been presented on a consolidated basis. All significant intercompany transactions and balances have been eliminated in consolidation. In 2006, 5G Wireless Solutions, Inc. was merged into the Company.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At December 31, 2006, the Company had cash of $2,151. At December 31, 2006, the Company had no cash equivalents.

Accounts Receivable.

The Company provides a reserve for bad debts on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the reserve for bad debts when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on the likelihood of loss, the Company provides an allowance for doubtful accounts against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and the related allowance is reduced. At December 31, 2006, the allowance for doubtful accounts was $25,822. In addition, during the years ended December 31, 2006, and 2005, the Company recorded bad debt expense totaling $184,001 and $775,547, respectively.

Inventory.

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value.

Such net realizable value is based on management’s anticipated sales of the Company’s products or services in the near term. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheets. An inventory reserve has been provided for raw materials that are not used in products that the Company currently offers for sale or for deployment in the WISP operation. At December 31, 2006, the balance of the reserve for obsolete inventory of $29,102 is included within the inventory caption on the accompanying balance sheet.

Property and Equipment.

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-7 years for furniture and fixtures and 2-3 years for computers and software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Self-constructed equipment deployed in the WISP is recorded at its standard cost plus installation cost when deployed and is depreciated over 2 years.

Goodwill

Goodwill is periodically reviewed, but no less than annually for impairment as to its realizability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. At December 31, 2006, the balance of goodwill is $100,000 and is recorded in the accompanying balance sheet.

Long-Lived Assets

Intangible assets and other long-lived assets with definite lives are amortized over their useful lives, currently approximately two years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. At December 31, 2006, the balance of intangible assets is $198,298 and is recorded in the accompanying balance sheet.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2006, there were no funds in excess of the FDIC limit.

The Company’s customers are located in the United States and other countries.

During the year ended December 31, 2006, there were two customers that accounted for more than 10% of the Company’s revenues: Denison University (26%) in the United States geographic region and DigitalSkys (16%) in the Asia geographic region.

During the year ended December 31, 2005, there were two customers that accounted for more than 10% of the Company’s revenues: SRS (10%) and IAMA (30%). Both major customers closed operations in the year 2005, and the Company recognized approximately $630,500 in bad debt related to these uncollectible receivables.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Income Taxes.

In accordance with SFAS No. 109, deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. A deferred tax asset is reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition.

Revenues result principally from (1) the sale and installation of wireless radio equipment to customers; and (2) provision of wireless Internet service at hospitality properties. Equipment sales are recognized when products are shipped. The Company recognizes revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation; and (d) collectibility is reasonably assured.

Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between the Company and its customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave the Company’s shipping dock or (b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order.

The Company offers installation services to customers and charges separately when such services are purchased. Installation by the Company is not required for the functionality of the equipment. Consequently, installation services are considered a separate unit of accounting under Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21,“Revenue Arrangements with Multiple Deliverables.”

The WISP operation applies SAB No. 104 to recognize revenue as follows: (a) persuasive evidence of an arrangement exists in the form of an order accepted online; (b) revenue recognized ratably as services are been rendered over term of contract; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured as credit card is approved and billed and then customer is provided service.

Basic and Diluted Loss Per Common Share.

Under SFAS No. 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share does not take into account the effect of 39,616,108 and 1,191,095 shares for 2006 and 2005, respectively including shares such as escrow shares, convertible debt securities and warrants, which could be considered to be potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. At December 31, 2006, the fair value of the convertible notes amounts to $2,513,318, based on the Company’s incremental borrowing rate. The carrying value of the derivative liability associated with the convertible notes approximates its fair value based on assumptions using the Black-Scholes model and convertible debt and equity financial pricing models.

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Information related to these related party instruments is included in Note 9. Management believes it is not practical to estimate the fair value of these related-party instruments because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Stock-Based Compensation Arrangements.

During 2005, the Company accounted for stock issued to non-employees for services under SFAS No. 123, “Accounting for Stock Based Compensation” and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Under SFAS No. 123, and EITF No. 96-18 stock compensation expense is recorded based on the fair value of equity instruments, or the fair value of the services, whichever is more clearly determinable. Beginning January 1, 2006, the Company accounted for stock issued to non-employees for services under SFAS No. 123-R replaces SFAS No. 123.  During the year ended December 31, 2006, there were no options issued to employees, directors or related third parties, nor did any outstanding option awards vest during 2006 that would be accounted for under SFAS No. 123-R. The Company incurred total stock based compensation expense of $837,241 from issuance of 2,203,588 shares in 2006 and $130,245 from issuance of 147,325 shares in 2005. In 2006, $155,940 related to employees and directors and $681,301 related to third parties. In 2005, $0 related to employees and directors and $130,245 related to third parties. As of December 31, 2006, there were no options outstanding to employees, directors or others.

Warranty.

The Company provides a warranty on all manufactured products, including both hardware and software components, sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2006, warranty reserve approximated $12,564, which is included in other current liabilities on the accompanying balance sheet.

Shipping and Handling Costs.

Shipping and/or handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Research and Development.

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the years ended December 31, 2006 and 2005 were $67,510 and $209,543, respectively.

Segment Disclosures.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At December 31, 2006, the Company operated in two segments, product sales and service and WISP. At December 31, 2005 the Company operated in product sales and service only.

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by operating divisional areas as disclosed in the Company’s statements of operations. Operating division segment information follows:

	Years Ended December 31,
	2006	2005
Sales to external customers:
Product sales and service	$719,217	$1,618,932
WISP service	62,731	--

Total sales to external customers	$781,948	$1,618,932

Net loss:
Product sales and service	$(6,098,148)	$(4,025,012)
WISP service	(28,521)	--

Net loss	$(6,126,669)	$(4,025,012)

Tangible assets by operating division:
Product sales and service	$31,900	$80,798
WISP service	106,944	--

Total tangible assets	$138,844	$80,798

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by geographic areas as disclosed in the Company’s statements of operations. Geographical information follows:
	Years Ended December 31,
	2006	2005
Sales to external customers:
United States	$507,342	$1,529,686
Asia	107,196	14,246
Africa	167,410	75,000

Total sales to external customers	$781,948	$1,618,932

Tangible assets by area:
United States	$138,844	$80,798
All other geographic regions	--	--

Total tangible assets	$138,844	$80,798

Reclassifications.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Discount on Convertible Notes.

Convertible instruments are evaluated to determine if they are within the scope of EITF No. 00-19 and SFAS No. 133. In the event that they are not within the scope of SFAS No. 133, (i) discounts on convertible notes are attributable to the beneficial conversion feature (that allows holders of the debenture to convert into shares of the Company’s common stock at prices lower than the market value), and (ii) discounts associated with detachable warrants are accounted for in accordance with EITF No. 00-27, “Application of EITF No. 98-5 To Certain Convertible Instruments” and EITF No. 98-5, “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”

Derivative Liabilities.

The Company evaluates the conversion feature of convertible notes and free-standing instruments such as warrants (or other embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in its financial statements, pursuant to the requirements of the EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF No. 01-06, “The Meaning of Indexed to a Company’s Own Stock,” EITF No. 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

The Company accounts for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodic valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to results of operations.

Acquisition of Certain Assets of Global Connect, Inc.

On October 4, 2006, the Company acquired certain assets of GCI for cash and stock consideration totalling $397,476 in the aggregate. The purpose of the acquisition was to establish a footprint in the WISP market and to establish a more reliable and predictable revenue stream going forward.

Operating results relating to the certain assets of GCI acquired have been included in the accompanying financial statements for the period from October 4, 2006 to December 31, 2006.

The Company issued a total of 861,174 shares in connection with the acquisition of GCI. This included 492,841 restricted shares of common stock issued directly to GCI. These shares were valued at $182,351 ($0.37 per share) pursuant to the terms of the purchase agreement. On October 24, 2006, the Company issued 76,667 shares ($0.15 per share or $11,500) to satisfy a debt owed by GCI to a vendor. On March 14, 2007, the Company issued 291,666 shares ($0.12 per share or $35,000) to former employees of GCI pursuant to the acquisition contract for certain assets of GCI which are included in the accompanying financial statements as if they were issued by December 31, 2006 as required by the contract. The aggregate purchase price can result in up to $935,000 in total consideration provided certain future sales goals are met. The additional consideration will be satisfied with additional shares of the Company’s common stock. The formula for such additional consideration is 100 shares for each incremental rentable timeshare or hospitality unit for which contracts to provide WISP service are obtained until the contingent consideration reaches the maximum of 1,579,072 shares. Such shares are required to be issued within 5 days of each quarter end for contracts signed in the prior quarter. During the quarter ended December 31, 2006, no additional contracts were signed and thus no additional consideration was required to be paid. On December 8, 2006 the Company also issued 198,786 shares ($0.22 per share or $43,733) to be held in escrow to guarantee a note payable by GCI to a vendor.

Management has preliminarily allocated the purchase price according to the provisions of SFAS No. 141, “Business Combinations.” Management acquired three groups of assets: (1) fixed assets, primarily including computers and access points; (2) contracts to provide WISP services to certain timeshare properties generally expiring November 2008; and (3) goodwill, primarily in the form of workforce-in-place.

The fixed assets were allocated value of $70,850 that is the estimated fair market value that approximated replacement cost and included in fixed assets in the accompanying balance sheet and depreciated over an expected life of two years.

The WISP services contracts were recorded as contractual rights that are to be recognized as an asset separate from goodwill. The contract was estimated to have a fair value of $226,626 determined using a discounted cash flow model. The contract is being amortized over the remaining term of the contract expiring in November 2008.

The excess of cost over the fair value of assets acquired or goodwill, primarily composed of workforce-in-place was $100,000.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The components of acquisition cost are detailed as well. The Company may incur additional costs in the form of contingent consideration; thus, the allocation of the purchase price is subject to refinement.

October 4, 2006

Assets acquired
Fixed assets	$70,850
Contracts	226,626
Goodwill	100,000

Total assets acquired	$397,476

Acquisition costs
Cash paid	$140,125
Common stock issued	228,151
Liabilities assumed	28,500

Total acquisition costs	$397,476

The pro forma financial statements give effect to the purchase of GCI assets acquired by the Company using the purchase method of accounting. The pro forma financial statements are based on the respective historical financial statements and the notes thereto of the Company and GCI. The pro forma consolidated statements of operations for the years ended December 31, 2006 and 2005 assume that the purchase took place at the beginning of the periods presented combine (1) the audited statement of operations of the Company for the year ended December 31, 2006 and audited consolidated statement of operations for the year ended December 31, 2005 with the unaudited statements of operations of GCI assets for the years ended December 31, 2006 and 2005.

The unaudited pro forma financial statements are subject to a number of estimates, assumptions, and other uncertainties and are not necessarily indicative of the combined results of operations for future periods, or the results that would have been realized had the Company and GCI assets been a combined entity during the specified periods.

Pro Forma Statements of Operations
For the Years Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues	$949,637	$1,621,882
Cost of revenues	510,095	371,036
Gross profit	439,542	1,250,846
Total operating expenses	4,207,954	4,015,733
Operating loss	(3,768,412)	(2,764,887)
Net loss	$(6,466,665)	$(4,503,701)
Loss per common share (basic and diluted)	$(0.83)	$(1.55)
Weighted average shares outstanding	7,766,005	2,910,748

Significant Recent Accounting Pronouncements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. Among other things, SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. SFAS No. 155 also clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. Management does not believe this pronouncement will have a significant impact on its future financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Management does not anticipate any significant impact to the Company’s financial statements from the application of this pronouncement.

SFAS No. 157, “Fair Value Measurements,” has been issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not anticipate any significant impact to the Company’s financial statements from the application of this pronouncement.

On July 13, 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. Management does not anticipate any significant impact to the Company’s financial statements from the application of this pronouncement.

The FASB has issued FASB Staff Position (“FSP”) 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Management has not completed its evaluation of the impact to the Company’s financial statements from the application of this pronouncement.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.  INVENTORY

Inventory consisted of the following at December 31, 2006:

Raw materials	$113,985
Work in process	5,984
Finished goods	6,148

Inventory, gross	126,117

Reserve for obsolete inventory	(29,102)

Inventory, net	$97,015

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Building improvements	$4,747
Computers	350,099
Furniture and fixtures	21,264
Software	24,798
Hospitality assets	50,000

Fixed assets, gross	450,908

Accumulated depreciation	(312,064)

Fixed assets, net	$138,844

4. OTHER LIABILITIES

Other liabilities at December 31, 2006 consisted of the following:

Accrued liquidated damages - Longview	$849,648

Series B preferred stock - conversion feature derivative liabilities	794,880

$805,000 convertible notes - conversion feature derivative liabilities	236,857

Longview convertible notes - conversion feature derivative liabilities	525,193

Longview convertible notes - warrants derivative liabilities	132,036

Montgomery convertible debentures - conversion feature derivative liabilities	413,815

Montgomery convertible debentures - warrants derivative liabilities	288,800

Montgomery notes - redemption liability	40,844

$135,000 convertible notes - warrants derivative liabilities	411

Series B preferred stock - cumulative accrued dividends	42,160

Total	$3,324,644

See Notes 5 and 6 for a description of the Company’s debt and equity instruments that are hosts to derivative liabilities.

5. NOTES PAYABLE

Notes payable and convertible notes payable consist of the following at December 31, 2006:

$50,000 note payable, interest bearing at 10% per annum with principal and interest payment of $1,000 monthly, maturing in November, 2008	$18,924

$32,000 note payable, interest bearing at 10% per annum with principal and interest currently due and payable	32,000

$805,000 convertible note, bearing interest at 9% per annum, net of discounts of $0 and 532,750 of principal converted due through April, 2006	272,250

$2,000,000 convertible note, bearing interest at default rate of 15%, net of discount of $311,135 and $717,460 of principal converted, maturing in September, 2007	971,405

$1,000,000 convertible note, bearing interest at default rate of 15%, net of discount of $112,404 and $13,040 of principal converted, maturing in March, 2007	874,556

$300,000 convertible note, bearing interest at default rate of 15%, net of discount of $83,333, maturing in July, 2007	216,667

$69,000 convertible note, bearing interest at default rate of 15%, net of discount of $49,761 maturing in April 2007	19,239

$600,000 convertible note, bearing interest at 12%, net of discount of $474,683, maturing in June 2008	125,317

$300,000 convertible note, bearing interest at 12%, net of discount of $266,116, maturing in August 2008	33,884

Total	$2,564,242

Note Payable - $50,000.

On March 21, 2003, the Company signed a $50,000 promissory note that as of December 31, 2006 had a balance of $18,924 and is scheduled to be repaid in monthly installments of $2,500 per month. $3,500 was paid on the note during the year ended December 31, 2006. The note originally matured in July 2006 and was in default. The default interest rate was 10% and at December 31, 2006 approximately $2,962 of accrued interest was payable. The Company restructured the note in February 2007 with the note holder to make monthly payments of $1,000. The note currently matures in November 2008.

Note Payable - $32,000.

On June 1, 2006, the Company signed a $33,000 loan agreement that as of December 31, 2006 had a balance of $32,000 and is currently due and payable. $11,000 was paid on the note in May 2006. An additional $10,000 was drawn on the note in November 2006. The note originally matured on July 31, 2006 and is currently in default. The default interest rate was 10% and at December 31, 2006 approximately $1,710 of accrued interest was payable. The Company is continuing to accrue interest on this note at the default rate.

$135,000 Convertible Notes.

The Company entered into an agreement with four investors, in the third quarter of 2003, one of which was the then president of the Company, Peter Trepp, to loan the Company a total of $135,000 under subordinated promissory notes (“$135,000 Convertible Notes”). The $135,000 Convertible Notes, bearing 8% simple interest payable at maturity or conversion, automatically convert into shares of the security issued in connection with the receipt of a new $2,500,000 equity financing, or into shares of common stock in case of a change in control of the Company. The $135,000 Convertible Notes are subordinated to all of our indebtedness to banks, commercial finance lenders, insurance companies or other financial institutions regularly engaged in the business of lending money, but are senior to all other debt on our balance sheet. As of June 30, 2006, the $135,000 Convertible Notes were paid in full.

Each investor was issued a warrant to purchase shares of our common stock equal to 40% of the amount invested in the notes. As of December 31, 2006, warrants to purchase 13,716 shares of common stock were outstanding.

Upon completion of the June 13, 2006 Montgomery financing, the warrants did not satisfy all of the conditions of EITF No. 00-19 and therefore do not meet the scope exception of paragraph 11(a) of SFAS No. 133. Accordingly, at June 13, 2006, after considering all other commitments that may require the issuance of common stock during the maximum period the warrants could remain outstanding, the Company determined that it is possible that the Company may not have sufficient authorized and unissued shares available to settle the warrants. Accordingly, the warrants were reclassified to derivative liabilities (included in other liabilities - See Note 2). The amount reclassified from additional paid-in capital related to the warrants was $4,800.

The estimated fair value of the warrants at June 13, 2006, the date of reclassification resulting from the issuance of the Montgomery debt, was $4,800. At December 31, 2006, the estimated fair value of such warrants was $411. Consequently, during the period from June 13, 2006 to December 31, 2006, the Company recorded to results of operations a reduction in the change in the estimated fair value of derivative liabilities of $4,389 and carries a derivative liability of $411 related to these warrants, which is included in other liabilities in the accompanying balance sheet at December 31, 2006.

$250,000 Convertible Notes.

In March 2004, the Company borrowed $250,000 under convertible notes payable (“$250,000 Convertible Notes”), of which $100,000 came from management or individuals related to certain management personnel. All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $250,000 Convertible Notes were converted into common stock of the Company based on a formula subject to a floor of $0.001 per share.

In connection with the $250,000 Convertible Notes, the Company granted warrants to purchase 8,659 shares of the Company’s restricted common stock based on a formula subject to a floor of $0.001 per share. The warrants vested upon grant and expired in March 2006. The conversion feature embedded in the notes and the warrants could have been settled in unregistered shares pursuant to EITF No. 00-19.

The convertible feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5, “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” and EITF No. 00-27, “Application of EITF No. 98-5 To Certain Convertible Instruments,” the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount was amortized to interest expense over the term of the notes. Amortization expense during the years ended December 31, 2006 and 2005 approximated $0 and $100,000, respectively. Of the $250,000 in proceeds, $100,000 came from related parties, including officers. The notes were paid in June 2006.

$805,000 Convertible Notes.

In March 2004, the Company borrowed $715,000 under convertible notes payable (“$715,000 Convertible Notes”). All borrowings are due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes.

The conversion feature embedded in the notes and the warrants can be settled in unregistered shares pursuant to EITF No. 00-19. Therefore, the notes and warrant instruments met the scope exception of paragraph 11(a) of SFAS No. 133 at inception through March 31, 2006.

On June 13, 2006, the Company issued convertible note instruments with variable conversion features and not subject to a floor exercise price. Consequently, due to these terms, the number of shares required for settlement is indeterminate. Accordingly, at June 30, 2006, after considering all other commitments that may require the issuance of stock during the maximum period the convertible notes could remain outstanding, the Company determined that it is possible it may not have sufficient authorized and unissued shares available to settle the convertible notes. Accordingly, the fair value of the conversion feature of $325,341associated with the $715,000 Convertible Notes was reclassified to derivative liabilities (included in other liabilities-See Note 2).

The reduction in estimated fair value of the conversion feature between the reclassification date and December 31, 2006 was $88,484. At December 31, 2006, the estimated fair value of such conversion feature was $236,857. Consequently, during the period from the reclassification date to December 31, 2006, the Company recorded the change in estimated fair value of this derivative liability as a reduction of expense of $88,484 within the change in the estimated fair value of derivative liabilities in the accompanying statement of operations and carries a derivative liability of $236,857 related to the conversion feature, which is included in other liabilities in the accompanying balance sheet at December 31, 2006.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which were recorded as a debt discount and was amortized to interest expense over the life of notes. The debt discount is fully amortized as of December 31, 2006.

During the year ended December 31, 2006, $278,350 of principal and $9,244 of accrued interest were converted into common stock. As of December 31, 2006, the outstanding principal balance is $272,250.

In April 2006, the notes expired and were in default. On May 22, 2006, the parties agreed to extend the due date to March 31, 2008.

$2,000,000 Longview Convertible Notes.

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $2,000,000 of principal amount of convertible notes, bearing interest at 5% per annum, convertible into shares of the Company’s common stock (“$2,000,000 Convertible Notes). The conversion formula is subject to a floor of $0.001 per share. The conversion prices are equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company’s common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50. Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock on the conversion date. In addition, the convertible note holders received Class A and Class B share warrants to purchase shares of common stock, as described below. The $2,000,000 Convertible Notes and related warrant agreements require registration of the shares underlying the conversion feature and warrants. See also “Registration Rights,” “Classification of Conversion Feature and Warrants” and “Liquidated Damages,” below.

$1,000,000 of promissory notes was purchased on the initial closing date (“Initial Closing Purchase Price”) and the second $1,000,000 of the purchase price (“Second Closing Purchase Price”) was received on November 9, 2004.

The convertible note holders received Class A and Class B share warrants to purchase shares of common stock based on the following formulas:

(1)           Class A Warrants.

A Class A warrant to purchase 30 shares of common stock was issued for each 100 shares issuable assuming conversion at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A warrant is $0.15, as adjusted June 13, 2006. The original exercise price was $7.14. Each Class A warrant is exercisable until five years after the issue date of the Class A warrants.

(2)           Class B Warrants.

A Class B warrant to purchase 125 shares of common stock was issued for each $1.00 of purchase price invested on each closing date. The per warrant share exercise price to acquire a share upon exercise of a Class B warrant is $0.15 as adjusted June 13, 2006. The original exercise price was $7.00. Each Class B warrant is exercisable until three years after the issue date of the Class B warrant.

At the inception of the $2,000,000 Convertible Notes, the convertible feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $2,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the three-year term of the notes. Amortization of the discount to interest expense on the $2,000,000 Convertible Notes during the years ended December 31, 2006 and 2005 was $560,385 and 1,300,000.

During the year ended December 31, 2006, $91,507 of principal and $11,993 of related accrued interest was converted into common stock. To date, the Company has issued 1,019,860 shares (post-reverse split) upon conversion of $717,460 aggregate principal and $108,472 of related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants of $26,193 to other liabilities from additional paid in capital. The balance of the derivative liability related to the $2,000,000 Convertible Notes at December 31, 2006 was $390,162.

The estimated fair value of the conversion feature and warrants associated with the Longview $2,000,000 convertible notes during the years ended December 31, 2006 and 2005 increased by $363,970 and $26,193, respectively. Such increase to expense was recorded in the statement of operations and included within the change in estimated fair value of derivative liabilities.

$1,000,000 Longview Convertible Notes.

On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $1,000,000 of principal amount in convertible notes, bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company’s common stock (“$1,000,000 Convertible Notes”). The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company’s common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50. The notes mature in March 2007. Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. The $1,000,000 Convertible Notes and related warrant agreements require registration of the shares underlying the conversion feature and warrants. See also “Registration Rights,” “Classification of Conversion Feature and Warrants” and “Liquidated Damages,” below.

The convertible note holders received Class A share warrants to purchase shares of common stock based on the following formula:

A Class A warrant to purchase 30 shares of common stock was issued for each 100 shares issuable assuming the complete conversion of the notes issued at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A warrant is $0.15, as adjusted June 13, 2006. The original exercise price was $3.50. Each Class A warrant is exercisable until five years after the issue date.

At the inception of the $1,000,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $1,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization of the debt discount on these notes during the year ended December 31, 2006 and 2005 was $509,396 and $372,800, respectively. To date, the Company has issued 68,088 shares (post-reverse split) upon conversion of $13,040 aggregate principal and $53,081 of related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to other liabilities from additional paid in capital. The balance of the derivative liabilities related to the $1,000,000 Convertible Notes and warrants at December 31, 2006 was $195,081.

The estimated fair value of the conversion feature and warrants associated with the Longview $1,000,000 convertible notes during the years ended December 31, 2006 and 2005 increased by $181,984 and $13,096, respectively. The increase was recorded in the statement of operations and included within the change in estimated fair value of derivative liabilities.

$300,000 Longview Convertible Notes.

On July 20, 2005, July 28, 2005, and August 17, 2005, the Company entered into subscription agreements with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $300,000 principal amount of promissory notes, bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company’s common stock ($300,000 Convertible Notes). The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company’s common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50. Under the terms of the $300,000 Convertible Notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. The $300,000 Convertible Notes and related warrants agreements require registration of the shares underlying the conversion feature and warrants. See also “Registration Rights,” “Classification of Conversion Feature and Warrants” and “Liquidated Damages,” below.

The convertible note holders received Class A share warrants to purchase shares of common stock based on the following formula:

A Class A warrant to purchase 30 shares of common stock was issued for each 100 shares issuable assuming the complete conversion of the notes at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A warrant is $0.15. The original exercise price was 120% of the closing bid price of the common stock on the trading day immediately preceding the Initial Closing Date and is exercisable until five years after the issue date of the Class A warrants.

At the inception of the $300,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and were outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be $300,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization of the debt discount on this note during the years ended December 31, 2006 and 2005 was $150,538 and $66,128, respectively.

To date, none of the $300,000 Convertible Notes or its related accrued interest have been converted into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital. The balance of the derivative liabilities related to the $300,000 Convertible Notes and warrants at December 31, 2006 was $58,524.

The estimated fair value of the conversion feature and warrants associated with the Longview $300,000 convertible notes during the years ended December 31, 2006 and 2005 increased by $54,595 and $3,929, respectively and was recorded in the statement of operations and included within the change in estimated fair value of derivative liabilities.

$69,000 Longview Convertible Notes.

On April 5, 2006, the Company entered into a subscription agreement with Longview Fund, LP under which this investor purchased $69,000 in convertible notes bearing interest at 12% per annum, convertible into shares of the Company's common stock (the total amount of the notes was changed upon signing from $60,000 to $69,000) (“$69,000 Convertible Notes”). The terms of these notes are two years. The conversion price is equal to the lower of (i) $0.50, or (ii) 50% of the lowest five day weighted average volume price of the common stock using the volume weighted average price as reported by Bloomberg L.P. for our principal market for the 20 trading days preceding a conversion date. The conversion feature is not subject to a floor.

The note holder received Class A share warrant to purchase shares of common stock based on the following formula:

1 Class A warrant was issued for each 1 share of common stock issuable assuming conversion at inception. The per warrant share exercise price to acquire a share upon exercise of a Class A warrant is $0.15, as adjusted June 13, 2006. The original exercise price was $0.50. Each warrant is exercisable until five years after the issue date of the Class A warrants.

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

The estimated fair value of the warrants was $132,167 at inception and $69,000 was allocated as discount against the note and $63,167 of excess discount was recorded to change in fair value of derivative liabilities in the statement of operations. The balance of the derivative liabilities related to the $69,000 Convertible Notes and warrants at December 31, 2006 was $13,461.

The estimated fair value of the conversion feature was $120,681 at inception and none was allocated as discount against the note and $120,681 of such amount was recorded to change in fair value of derivative liabilities in the accompanying statement of operations for the year ended December 31, 2006. The estimated fair value of the conversion feature and warrants associated with the Longview $69,000 convertible notes during the period from inception to December 31, 2006 increased by $13,461 and was recorded in the statement of operations and included within the change in estimated fair value of derivative.

During the year ended December 31, 2006, there were no conversions of the $69,000 Convertible Notes into common stock.

Registration Rights - Longview.

The Longview notes and related warrant agreements contain provisions whereby the holders of notes and warrants are entitled to registration rights in the event the Company’s Regulation E exemption from registration ceases to be effective. This exemption (evidence by a Form 1-E filed when the Company operated as a BDC), ceased to be effective on October 22, 2005. Specifically, subsequent to October 22, 2005, the Company was required to register with the SEC the shares issuable pursuant to the notes’ conversion feature and warrants. From the date that the Regulation E exemption ceased to be effective, the Company must file a registration statement with the SEC within 60 days and it must have such registration statement be effective within 90 days.

Classification of Conversion Feature and Warrants.

Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most “economic alternative” and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under View C of EITF No. 05-04, the Company accounts for the liquidated damages separately from these two other derivative liabilities.

Management estimated the value of the warrants using a Black-Scholes model. The fair value of the Longview warrant derivative liability at December 31, 2006 totaled $132,036 and is included in other liabilities in the accompanying balance sheet.

Management estimated the value of the conversion feature using convertible bond pricing models while taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company’s outstanding shares at any time) and estimated conversions during the term of the notes based upon expected dilution of the stock.

Liquidated Damages.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the Longview notes’ outstanding principal balance) until such time as a Form SB-2 registration statement is effective. The Company has accrued $849,648 in liquidated damages, which is included in Other Liabilities in the accompanying balance sheet at December 31, 2006. Additional liquidated damages accrue at $51,390 per month based on the outstanding principal balance of the Longview notes in the amount of $2,638,499 as of December 31, 2006. To date, no liquidated damages have been paid.

Montgomery Convertible Debentures.

On June 13, 2006, the Company entered into and closed on a Securities Purchase Agreement with Montgomery Equity Partners, LP (“Montgomery”). Under this agreement, Montgomery agreed to purchase from the Company 12% convertible debentures in the aggregate principal amount of $1,200,000; that will mature on June 13, 2008 (“Montgomery Convertible Debentures”). The debentures are convertible from time to time into the Company’s common stock by Montgomery, at its sole option, into a price per share of either: (i) $0.3155, or (ii) 80% of the lowest closing bid price of our common stock, for the five trading days immediately preceding the conversion date. The conversion feature is not subject to a floor.

Beginning January 15, 2007, the Company is required to redeem the debentures at a rate of no less than $60,000 per month of any then outstanding principal balance plus a redemption premium equal to 20% of the principal amount being redeemed. The Company is accreting the redemption premium as interest expense over the period from inception through each required monthly redemption date. During the year ended December 31, 2006, the Company included $40,844 of redemption premium accretion in interest expense in the statement of operations. At December 31, 2006, the redemption premium liability totals $40,844 and is included in other liabilities in the accompanying balance sheet.

The Company granted Montgomery a subordinate priority security interest in certain of our assets pursuant to a Security Agreement, dated June 13, 2006.

The Company received $600,000 upon closing June 13, 2006, received $300,000 on August 11, 2006 after a registration statement (Form SB-2) was filed with the Securities and Exchange Commission, and will receive the final $300,000 one business day after the date a registration statement is declared effective by the SEC.

Montgomery will not be able to convert the debentures and/or exercise the warrants into an amount that would result in the investor beneficially owning in excess of 4.99% of the outstanding shares of the Company’s common stock. Further, Montgomery agreed to limit its weekly debenture conversions to no more than $50,000 per week, unless this provision is waived by the Company. That limitation becomes void when our traded weighted dollar volume exceeds $400,000 for the previous week or the closing bid price of our common stock exceeds $0.4259.

In this transaction, Montgomery received three five-year warrants, all dated June 13, 2006, to purchase as follows:

Class A warrant to purchase 800,000 shares of common stock at an exercise price of $0.15;

Class B warrant to purchase 800,000 shares of common stock at an exercise price of $0.35 per share

Class C warrant to purchase 800,000 shares of common stock at an exercise price the lesser of $0.35 or 80% of the lowest closing bid price of our common stock per share as reported by Bloomberg L.P. for the 5 trading days prior to exercise of the warrant.

These warrants are exercisable on a cash basis provided the Company is not in default and the shares underlying the warrants are subject to an effective registration statement.

The Company paid to Montgomery 60,852 shares of common stock as a loan commitment fee. In addition, the Company paid the following, under the Securities Purchase Agreement to Yorkville Advisors LLC (an affiliate of Montgomery):

•	commissions of 10% of the principal amount of the debenture, which is to be paid proportionally upon each disbursement;

•  a structuring fee of $10,000 directly from the initial proceeds; and

•  a non-refundable due diligence fee of $5,000.

All fees above have been paid, except for the 10% commission, related to $300,000 that was paid March 19, 2007 upon funding (see Subsequent Events).

These costs have been accounted for as deferred financing costs and are being amortized to interest expense over the life of the convertible debentures. As of December 31, 2006, $35,978 has been amortized to interest expense. In connection with this transaction, the Company granted to Montgomery certain demand rights under a registration rights agreement, dated June 13, 2006, to the shares to be issued upon conversion of the Montgomery debentures and the warrants.

The parties also entered into a Pledge and Escrow Agreement, dated June 13, 2006, under which the Company agreed to irrevocably pledge to Montgomery 15,212,982 shares of the Company’s common stock as security. This stock is to be held by an escrow agent (counsel for Montgomery) until the full payment of all amounts due under the Montgomery convertible debentures

The conversion feature of the Montgomery Convertible Debentures provides for a rate of conversion that is below the market value of the Company's common stock. The conversion feature of the notes and warrants do not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and together with the warrants reflected as derivative liabilities. The estimated fair value of the conversion feature was $744,000 at inception and $600,000 was allocated as discount against the notes with the remaining $144,000 charged to change in fair value of derivative liabilities in the statement of operations.

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

During the period from inception to December 31, 2006, the Company recorded a decrease in fair value of $396,185 related to the Montgomery conversion feature derivative liabilities within the line item change in fair value of derivative liabilities in the accompanying statement of operations.

At December 31, 2006, $413,815 related to Montgomery convertible debentures conversion feature derivative liabilities is included in other liabilities in the accompanying balance sheet.

The estimated fair value of the warrants was $840,000 at inception and such amount was charged to change in fair value of derivative liabilities in the statement of operations. During the year ended December 31, 2006, the Company recorded a decrease in fair value of $551,200 of the warrants’ derivative liability within the line item change in fair value of derivative liabilities in the accompanying statement of operations. At December 31, 2006, $288,800 of Montgomery warrant derivative liability is included in other liabilities in the accompanying balance sheet.

The discount of $900,000 is being amortized to interest expense over the two-year term of the notes. Amortization of debt discount on this note for the year ended December 31, 2006 was $159,201.

During the year ended December 31, 2006, there were no conversions of the Montgomery Convertible Debentures into common stock.

Maturities.

All notes and convertible notes payable (assuming no conversion) are in default and classified as current liabilities as of December 31, 2006.

6.  STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock.

Series A.

The Company has 3,000,000 shares of Series A preferred stock authorized. On October 6, 2004, the Company’s Compensation Committee granted and the Company issued Series A preferred stock to Mr. Dix and Mr. Boudewyn totaling 3,000,000 shares. Each share of Series A preferred stock is convertible at the rate of 800 shares of common stock for each full share of preferred stock (under the terms of the certificate of designation governing these shares, the conversion ratio was not changed upon the reverse split of the Company’s common stock on November 23, 2005).

Each share of outstanding Series A preferred stock entitles the holder thereof to vote on each matter submitted to a vote of the stockholders of the Company and to have the number of votes equal to the number (including any fraction) of shares of common stock into which such share of Series A preferred stock is then convertible pursuant to the provisions hereof at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective. The preferred shares are convertible no earlier than three years from issuance.

Management concluded that the value of the Series A preferred shares was $200,000, which is being amortized over the three-year vesting period. During the year ended December 31, 2006 and 2005, the Company recorded $66,666 and $33,334 of amortization as general and administrative expense in the accompanying statements of operations. At December 31, 2006, the balance of $50,000 is carried as unearned compensation, contra equity, in the accompanying balance sheet and statement of stockholders’ deficit.

Series B.

The Company is authorized to issue up to 5,000,000 shares of Series B convertible preferred stock ("Series B"). Series B is convertible into common stock upon various events including, change of control of the Company. The Company issued $250,000 of Series B convertible preferred stock in February 2006 and an additional $290,000 in April 2006. Issuance costs of $64,672 were recorded as reduction of additional paid in capital in the accompanying balance sheet and statement of stockholders’ deficit.

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

Additionally, the Series B designation document includes the following provisions:

•	10% cumulative preferred dividends shall accrue and accumulate on a quarterly basis at $0.10 per share;

•
provided that, and only to the extent that, the Company has a sufficient number of shares of authorized but unissued and unreserved common stock available to issue upon conversion, each share of Series B shall be convertible at the option of the holder; and

•
in the event the Company is prohibited from issuing shares of common stock upon conversion of the Series B, then at the holder's election, the Company must pay to the holder, an amount in cash determined by multiplying the unconverted face amount, together with accrued but unpaid dividends thereon, of the amount of shares of convertible preferred stock designated by the Holder for mandatory redemption by 110%.

The Series B embedded conversion feature contains a variable conversion rate with no cap. Additionally, all of the three criteria pursuant to SFAS No. 133 paragraph 12 are met, therefore the embedded derivative instrument (the conversion option) is required to be bifurcated from the host contract and accounted for as a derivative instrument pursuant to SFAS No. 133, with changes in fair value between reporting periods included in results of operations. Accordingly, the Company recorded the commitment date fair value as derivative liabilities ($332,500 for 250,000 shares issued during the three months ended March 31, 2006 and $998,889 for 290,000 shares issued during the three months ended June 30, 2006), with a corresponding decrease to additional paid-in capital (since the Company has no retained earnings) for the offsetting deemed dividend. During the year ended December 31, 2006, there were no other investments in Series B.

During the year ended December 31, 2006, the Company recorded a decrease of $536,509 in the fair value of the embedded conversion feature is recorded as a change in fair value of derivative liabilities in the accompanying statement of operations.

Common Stock.

During the year ended December 31, 2006, the Company issued common stock, valued using either the market price on the date of issuance subject to discount as applicable or the value of the services rendered, whichever was more readily determinable, as follows:

(a)  2,008,663 restricted and free trading shares issued for services valued at $754,809, using the contract value or share price on date of issuance whichever was of greater evidence. $410,285 in value of the issued shares were recorded as deferred consulting fees in the accompanying balance sheet and amortized to stock-based compensation over the term of service and 344,524 were included in stock-based compensation expense upon issuance.

(b)  861,174 restricted shares valued at $228,873 in connection with the acquisition of certain GCI assets. The value of these shares was allocated to the purchased assets along with cash proceeds and included in fixed assets and other assets in the accompanying balance sheet.

(c)  194,925 restricted shares valued at $155,940 to employees, including 66,107 shares re-issued to Jerry Dix and Don Boudewyn that were previously cancelled pursuant to the BDC conversion were recorded as stock-based compensation expense upon issuance.

(d)  1,853,010 restricted shares were issued in connection with conversions of convertible debt and related accrued interest valued at $479,594.

(e)  15,411,768 restricted shares as security to be held in escrow accounts were recorded as common stock held in escrow in the accompanying balance sheet. These issuances included 15,212,982 issued in connection with the Montgomery Convertible Debentures and 198,786 issued as security for payment of debts owed by GCI.

(f)  92,198 restricted shares issued in connection with the exercise of warrants for which cash proceeds of $13,830 were received,

(g)  42,666 restricted shares issued as administrative fees associated with related party notes payable valued at $10,667 and was recorded as deferred financing costs and amortized to interest expense. This fee was in the form of restricted shares of Company common stock, and issued at a price based on a 25% discount to the lowest closing bid price in the 20 trading days prior to the effective date of the agreement. On July 11, 2006, the Company issued a total of 21,333 shares of common stock to each individual in payment of this fee; because of this discount, these shares have been valued for accounting purposes at $5,333 ($0.25 per share).

(h)  35,200 restricted shares as a commitment fee in connection with short-term loans valued at $8,800 and was recorded as deferred financing costs and amortized to interest expense. This fee was in the form of restricted shares of Company common stock, and issued at a price based on a 25% discount to the lowest closing bid price in the 20 trading days prior to the effective date of the agreement. On July 11, 2006, the Company issued a total of 35,200 shares of common stock to the individual in payment of this fee; because of this discount, these shares were valued for accounting purposes at $8,800 ($0.25 per share).

(i)  60,852 restricted shares as a fee associated with the Montgomery Convertible Debentures valued at $24,000 and recorded as deferred financing costs and is being amortized to interest expense. The $24,000 fee and payment in 60,852 shares were valued as such at the average of 5 closing bids from June 13, 2006 ($0.39 per share), the closing date of the financing.

(j)  8,057,196 restricted shares issued under Regulation S for which cash proceeds of 746,690 were received.

During the year ended December 31, 2005, the Company issued 147,325 free trading shares of common stock in exchange for legal and marketing services valued at approximately $130,000. Additionally, during the year 2005, the Company issued a total of 1,081,838 restricted shares of common stock due to the conversion of notes and accrued interest having a total value of $1,112,018. Value was based on the terms of an agreement or if no value is given for the shares, the closing market price on the dates of grant.

Warrants.

From time to time, the Company may grant warrants in conjunction with the issuance of certain financial instruments.

During the years ended December 31, 2006 and 2005, the Company granted warrants to certain convertible note holders to purchase a total of 2,975,331 (post reverse split) and 310,714 (post reverse split) shares, respectively, of the Company’s common stock at exercise prices ranging from $0.15 per share to $1.00 per share (post reverse split).

	Number of Shares (post reverse split)	Weighted-Average Exercise Price (post reverse split)
Warrants outstanding and exercisable at December 31, 2004	880,381	$6.97

Granted	310,714	$3.50

Exercised	--	--

Expired	--	--

Warrants outstanding and exercisable at December 31, 2005	1,191,095	$6.07

Granted	2,975,331	$0.20

Exercised	92,218	$0.15

Expired	258,659	$0.77

Warrants outstanding and exercisable at December 31, 2006	3,815,549	$0.19 (1)

(1)  The ending weighted average exercise price reflects the effect of repricing the Longview warrants to $0.15 pursuant to the Montgomery financing.

The number of outstanding and exercisable warrants as of December 31, 2006 is provided below:

	Outstanding and Exercisable
Range of Exercise Prices (post reverse split)	Number of Shares (post reverse split)	Weighted-Average Exercise Price (post reverse split)	Weighted-Average Remaining Life (Years)

$0.15	3,701,833	$0.15	3.43

$1.00	100,000	$1.00	0.40

$3.94	13,716	$3.94	1.5
	3,815,549

Fair Value Disclosure.

The fair value of warrants was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005

Weighted-average expected life (years)	4.98	1.94

Annual dividend per share	---	---

Risk-free interest rate	4.5%	4.5%

Volatility	181%	450%

Weighted-average fair value of options and warrants granted (post reverse split)	$0.11	$7.02

7.  INCOME TAXES

The components of income tax benefits consist of the following:

	2006	2005
Current:
Federal	$--	$--
State	--	--

Total current	--	--

Deferred:
Federal	--	--
State	--	--

Total deferred	--	--
	$--	$--

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $20,552,000 and state tax net operating loss carryforwards of approximately $12,021,000, respectively. The carryforwards expire from 2011 to 2026.

The benefit for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2006	2005

Computed tax (benefit) expense	$(2,087,317)	$(1,368,504)

State taxes, net of federal benefit	(358,184)	(241,501)

Beneficial conversion features	561,216	--

Stock-based compensation	360,066	--

Non-Deductible Expenses	21,587	59,636

Valuation allowance	1,502,632	1,550,369

	$--	$--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Federal and state net operating losses	$7,728,776	$7,224,388

Accrued liquidated damages	338,452	--

Other accruals for financial statement purposes
not currently deductible	110,777	69,042

Total deferred tax assets	8,178,005	7,293,430

Valuation allowance	(8,178,005)	(7,293,430)

	$--	$--

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the history of operating losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. A full valuation allowance has been recorded to offset 100% of the deferred tax asset.

8.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

In October 2003, the Company negotiated an operating lease agreement for its office and research and development space of approximately 10,560 square feet in Marina del Rey, California for a five-year term, ending in 2008.

The Company is committed to make future aggregate rental payments under the terms of the lease agreement as noted below.

Year Ending December 31,

2007	$153,368

2008	152,814

2009	124,770

2010 and thereafter	--

Total commitments	$430,952

Rent expense approximated $159,023 and $146,000 for the years ended December 31, 2006 and 2005, respectively.

Litigation.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

(a)   On June 15, 2005 the Company was served with a complaint from a third party in a matter entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee for breach of a residential lease and damage to a residential property in 2001. The claim against the Company alleges that the former employee was a principal in Wireless Think Tank, Inc. (a wholly owned subsidiary of the Company) and conducted business from such residence.

The Company had tentatively agreed to settle this litigation; however, as of December 31, 2006 the action was still open. In April 2007, the Company was notified by its counsel that the case was settled for $7,500.

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

Management believes the Company has meritorious claims and defenses to the plaintiffs’ claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(c)  In November 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. (“Longview Funds”). In this Motion, filed in New York State Supreme Court on November 2, 2006, the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes.  The Longview Funds asked the court to enter judgment in their favor for $2,644,987 allegedly due under the notes, plus accrued interest.

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction (which is still pending, set for hearing on April 20, 2007). The case is continuing and is currently in discovery.

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

Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. The aggregate cost per month for these agreements was $28,990. After December 31, 2006, the monthly amount paid under these agreements is $20,616.

Payroll Taxes.

The Company has been notified by the Internal Revenue Service and the California Employment Development Department that the Company owes a total of $222,335 in back payroll taxes (including penalties and interest to date). The Company has also been notified that the Internal Revenue Services has recorded a federal tax lien against the Company in the office of the Los Angeles County Recorder in the amount of $58,638 (which is part of the total amount). The California Employment Development Department may record such a lien in the future. Such lien(s) may affect the ability of the Company raise capital in the future.

9.   RELATED PARTY TRANSACTIONS

In March 2004, the Company borrowed $250,000 under convertible notes payable, of which $100,000 came from management or individuals related to certain management personnel ($50,000 came from Mr. & Mrs. Trepp, Mr. Trepp being the former president, $25,000 from Paul Zygielbaum, a former employee of the Company, and $25,000 from Thomas Janes, who is the father in law of Donald Boudewyn, the Company’s executive vice president). For further details on these loans, please see Note 4, $250,000 Convertible Notes.

On September 29, 2004, the Company’s board of directors appointed Stanley A. Hirschman as an independent board member. Mr. Hirschman formerly owned a 0.5% interest in Redwood Grove Capital Management, which is the management company for the Longview funds (which provided $2,000,000 convertible notes described below); he relinquished this interest on June 27, 2005.

On October 4, 2004, the Company’s board of directors appointed Phil E. Pearce as an independent board member. Mr. Pearce formerly owned a 0.5% interest in Redwood Grove Capital Management; he relinquished this interest on June 27, 2005.

On October 6, 2004 the Company’s Compensation Committee granted and the Company issued 3,000,000 shares of Series A preferred stock to Mr. Dix and Mr. Boudewyn totaling 3,000,000 (prior to the election to be a BDC). See Note 5 for a further discussion.

During 2006 and 2005, the Company used the credit lines of Service Group, which is a company controlled by Mr. Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows.

Mr. Dix advanced $7,182 to the Company during the year ended December 31, 2006. There is no interest applicable to this advance. As of December 31, 2006 $5,457 is outstanding and remains payable to Jerry Dix which is included in Related Party notes and advances in the accompanying balance sheet.

Thomas Janes, a family relative of Don Boudewyn, executive vice president, lent $20,000 to the Company pursuant to a loan agreement dated June 1, 2006. The loan provides for simple interest at ten percent (10%) per annum. In addition, there was an administration fee of $4,000 paid in 21,333 restricted shares of the Company’s common stock issued at a 25% discount to the lowest closing bid price in the 20 trading days prior to the date of the agreement. During the year ended December 31, 2006, the Company incurred $1,238 of interest expense that was recorded as interest expense in the statement of operations.

Russell Janes, a family relative of Mr. Boudewyn lent $20,000 to the Company pursuant to a loan agreement dated June 1, 2006. The loan provides for simple interest at ten percent (10%) per annum. In addition, there was an administration fee of $4,000 paid in 21,333 restricted shares of the Company’s common stock issued at a 25% discount to the lowest closing bad price in the 20 trading days prior to the date of the agreement. During the year ended December 31, 2006, the Company incurred $1,238 of interest expense that was recorded as interest expense in the statement of operations.

10.  SUBSEQUENT EVENTS (UNAUDITED)

(a)  From January 3, 2007 to April 11, 2007, the Company sold a total of 10,543,715 restricted shares of common stock a total of 36 accredited investors for a total consideration of approximately $410,777 (average of approximately $0.039 per share). These sales were undertaken in offshore transactions under Regulation S in which no directed selling efforts were made in the United States by the Company, or any person acting on behalf of any of the Company.

(b)  From January 5, 2007 to April 2, 2007, the Company issued a total of 3,355,511 free trading shares of common stock under its Stock and Option Plan to various individuals and firms for consulting work for the Company. These shares were valued at a total of $363,134 (average of $0.108 per share).

(c)  On March 19, 2007, the Company received $300,000 (gross) on Montgomery Convertible Debentures.  This was the last installment due under this debenture and thus Montgomery waived the registration statement requirement.

(d)  The Company was informed that final settlement was reached in the matter of entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County).  The terms of settlement were not disclosed.  All amounts paid were expensed during 2006 and were not material the company.

(e)  The Company changed transfer agents to Computershare based in Golden, Colorado, effective April 12, 2007.

(f)  On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. On October 11, 2006, the Company filed a Form 8-K in connection with this material contract. After further consideration of this transaction in consultation with the Company’s independent registered public accounting firm, including a discussion of the accounting treatment of this transaction under SFAS No. 141 for purposes of these financial statements, the Company has determined that this was a business acquired by the Company. Therefore, the Company has determined that this acquisition must comply with Rule 3.05 of Regulation S-X, and therefore audited financial statements will be furnished for the two most recent fiscal years and any interim periods for this company; pro forma financial information will also be furnished in connection with this acquisition pursuant to Article 11 of Regulation S-X. This financial information will be provided in an upcoming amended Form 8-K.

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

4.4
Form of Subscription Agreement Between the Company and investors, dated February 12, 2002 (including the following exhibits: Exhibit A: Form of Notice of Conversion; Exhibit B: Form of Registration Rights Agreement; Exhibit C: Form of Debenture; and Exhibit D: Form of Opinion of Company’s Counsel) (the following to this agreement have been omitted: Exhibit E: Board Resolution; Schedule 3(A): Subsidiaries; Schedule 3(C): Capitalization; Schedule 3(E): Conflicts; Schedule 3(G): Material Changes; Schedule 3(H): Litigation; Schedule 3(L): Intellectual Property; Schedule 3(N): Liens; and Schedule 3(T): Certain Transactions) (incorporated by reference to Exhibit 4.4 of the Form 10-QSB filed on May 20, 2002).

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

4.9
Form of Subscription Agreement Between the Company and investors (including the following exhibits: Exhibit A: Form of Debenture; Exhibit B: Form of Notice of Conversion; Exhibit C: Form of Opinion; and Exhibit D: Subscription Procedures) (the following schedules have been omitted: Schedule 3(a): Subsidiaries; Schedule 3(c): Capitalization; Schedule 3(e): Conflicts; Schedule 3(g): Material Changes; Schedule 3(h): Litigation; Schedule 3(l): Intellectual Property; Schedule 3(n): Liens; and Schedule 3(t): Certain Transactions) (incorporated by reference to Exhibit 4.9 of the Form 10-QSB/A filed on November 17, 2003).

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

14	Code of Ethics, dated October 5, 2004 (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on March 31, 2005).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 28, 2003).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 30, 2004).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 30, 2004).

16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on April 12, 2007).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 27, 2002).

23	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Jerry Dix (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Andrew D. McCormac (filed herewith).

32	Section 1350 Certification of Jerry Dix and Andrew D. McCormac (filed herewith).

99	Press release issued by the Company, dated October 4, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 11, 2006).