Form 10QSB
period 2007-03-31
5 G WIRELESS COMMUNICATIONS INC
filed 2007-05-21
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-30448

5G WIRELESS COMMUNICATIONS, INC.
(Exact Name of Company as Specified in Its Charter)

Nevada	20-0420885
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

4136 Del Rey Avenue, Marina del Rey, California 90292
(Address of Principal Executive Offices)

(310) 448-8022
(Company’s Telephone Number)

______________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 15, 2007, the Company had 43,965,498 shares of common stock issued and outstanding (the Company has 50,227,641 additional shares held in escrow as of that date).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		PAGE

ITEM 1. FINANCIAL STATEMENTS

	CONDENSED BALANCE SHEET
	AS OF MARCH 31, 2007 (UNAUDITED)	3

	CONDENSED STATEMENTS OF
	OPERATIONS FOR THE THREE
	MONTHS ENDED MARCH 31, 2007
	AND MARCH 31, 2006 (UNAUDITED)	5

	CONDENSED STATEMENTS OF
	CASH FLOWS FOR THE THREE
	MONTHS ENDED MARCH 31, 2007
	AND MARCH 31, 2006 (UNAUDITED)	7

	CONDENSED NOTES TO FINANCIAL STATEMENTS	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	41

ITEM 3.	CONTROLS AND PROCEDURES	56

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	57

ITEM 2.	UNREGISTERED SALES OF EQUITY
	SECURITIES AND USE OF PROCEEDS	58

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	58

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	60

ITEM 5.	OTHER INFORMATION	60

ITEM 6.	EXHIBITS	60

SIGNATURES		61

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Cash	$8,253
Accounts receivable, net of allowance for doubtful accounts of $19,291	15,622
Inventory, net of reserve of $30,492	106,587
Deferred financing costs	128,507
Other current assets	17,760
Total current assets	276,729
Property and equipment, net of accumulated depreciation and amortization of $338,674	185,886
Intangible assets, net of accumulated amortization of $75,407	301,219
Goodwill, net	100,000
Total assets	$863,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued liabilities	$1,177,886
Notes payable	49,924
Related party notes and advances	43,463
Accrued interest	693,406
Other liabilities	3,236,958
Convertible notes payable, net of discount of $1,020,382	3,081,868
Total current liabilities	8,283,505

Stockholders’ deficit:
Preferred Series A convertible stock, $0.001 par value; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Preferred Series B convertible stock, $0.001 par value; 5,000,000 shares authorized; 540,000 shares issued and outstanding	540
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 48,041,257 (1) shares issued and outstanding	48,041

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
MARCH 31, 2007
(Unaudited)
(continued)

Additional paid-in capital	22,992,407
Common stock held in escrow	(16,428)
Unearned compensation	(33,334)
Deferred consulting fees	(172,500)
Accumulated deficit	(30,241,397)
Total stockholders’ deficit	(7,419,671)
Total liabilities and stockholders’ deficit	$863,834

(1) Includes 15,212,982 shares held in escrow in connection with the Securities Purchase Agreement with Montgomery Equity Partners, LP; 1,105,873 shares held in escrow in connection with the Securities Purchase Agreements with the Longview Funds; and 198,786 of escrow shares issued to Global Connect, Inc. in 2006

The accompanying notes are an integral part of these condensed financial statements

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Revenues	$97,734		$209,100
Cost of revenues	95,923		112,474
Gross profit	1,811		96,626

Operating expenses:
General and administrative	155,097		336,292
Salaries and related	268,432		323,014
Research and development	1,439		50,762
Professional/consulting expense	496,766		212,305
Depreciation	73,691		11,429
Total operating expenses	995,425		933,802

Operating loss	(993,614)		(837,176)

Interest expense (including amortization of financing costs and debt discount)	(596,816)		(578,074)

Change in fair value of derivative liabilities	260,369		(703,720)

Net loss	$(1,330,061)		$(2,118,970)

Cumulative undeclared dividends and deemed dividends on preferred stock	(13,316)		(335,856)

Net loss applicable to common stockholders	$(1,343,377)		$(2,454,826)

Loss per common share applicable to common stockholders:
Basic and diluted (1)	$(0.06)	$	$ (0.59)

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Basic and diluted weighted average common shares outstanding (1)	24,150,985	4,170,309

(1) Excludes shares held in escrow.

The accompanying notes are an integral part of these condensed financial statements

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net loss	$(1,330,061)	$(2,118,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	16,666	16,667
Amortization of BCF/discount on convertible notes	360,396	381,312
Depreciation	73,691	11,429
Fair value of common stock issued for services	84,655	317,459
Bad debt expense (recovery)	(6,532)	64,608
Change in fair value of derivative liabilities	(260,369)	703,720
Amortization of deferred financing costs	20,735	--
Amortization of deferred consulting fees	60,723	--
Changes in operating assets and liabilities:
Accounts receivable	87,282	35,848
Inventory	(9,572)	2,265
Other current assets	(9,672)	14,625
Accounts payable and accrued liabilities	110,088	101,535
Accrued interest	125,992	48,116
Other liabilities	76,021	133,050
Net cash used in operating activities	(599,957)	(288,336)

Cash flows from investing activities:
Purchases and deployment of property and equipment	(73,654)	--
Net cash provided by (used in) investing activities	(73,654)	18,635

Cash flows from financing activities:
Borrowings (repayments) on notes payable	(1,000)	--
Net proceeds from issuance of convertible notes payable	300,000	--
Deferred financing costs	(30,000)	--

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months	Three Months
	Ended March	Ended March 31,
	31, 2007	2006
Net proceed from issuance of common stock under Regulation S	410,713	--

Net proceeds from issuance of Preferred Series B stock	--	185,328

Net cash flows provided by financing activities	679,713	185,328

Net increase (decrease) in cash	6,102	(84,373)

Cash, beginning of period	2,151	85,357

Cash, end of period	$8,253	$984

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes and accrued interest into common stock	$8,500	$117,973

Mark-to-market adjustment for deferred consulting fees	$10,002	$--

Beneficial conversion feature on convertible notes	$(83,347)	$--

Common stock issued for acquisition of assets	$150,000	$--

Fair value of Preferred Series B embedded derivative liability at commitment date	$--	$332,500

Cumulative Preferred Series B undeclared dividends	$(13,316)	$(3,356)

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

The Company was incorporated as Tesmark, Inc. in September 1979. In November 1998, it changed its state of incorporation from Idaho to Nevada and in January 2001 changed the name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, it acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. 5G Partners was liquidated shortly after acquisition. In July 2003, it shifted its strategy from that of a service provider to an equipment manufacturer.

On October 19, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission (“SEC”) to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). On December 31, 2004, certain assets and certain liabilities of the Company were transferred into 5G Wireless Solutions, Inc., a newly formed subsidiary, in exchange for 100% of its outstanding common shares.

On June 3, 2005, the Company’ board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company sought approval from the stockholders, at the annual stockholder’s meeting on October 20, 2005, for the following (among other things): (a) to terminate the Company’ status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC.

On October 20, 2005, the Company’ stockholders approved (among other things) (a) the termination of the Company’ status as a business development company under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

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

During the three months ended March 31, 2007, the Company incurred net losses totaling $1,330,061 had net cash used in operating activities totaling $599,957 and had an accumulated deficit of $30,241,397 as of March 31, 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2007 and to pursue all available financing alternatives as necessary to fund operations. Management also expects that WISP revenue will begin to contribute significantly to cash flow, especially in the second half of 2007 as the Company establishes critical mass with respect to properties deployed. Management may also consider partnerships or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy as a WISP to hospitality and similar properties and to, when appropriate, consider investments in companies with strategic information and communications technologies or applications. In April 2007, the Company issued 35 million shares which are held by an escrow agent to be sold under Regulation S. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company’s financial position as of March 31, 2007, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include fair value of equity instruments and derivative liabilities, revenue recognition, intangible assets, goodwill, realization of long-lived assets, inventory and warranty reserves and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At March 31, 2007, the Company had no cash equivalents.

Accounts Receivable.

The Company provides a reserve for bad debts on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the reserve for bad debts when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables.

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on judgment and experience, the Company provides an allowance for doubtful accounts against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and the allowance for doubtful accounts is reduced. At March 31, 2007, the allowance for doubtful accounts was $19,291. During the three months ended March 31, 2007, the Company recorded a recovery of bad debt expense totaling $6,532.

Inventory.

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value.

Such net realizable value is based on management’s anticipated sales of the Company’s products or services in the near term. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheets. An inventory reserve has been provided for raw materials not currently used in products for deployment in the WISP operation or offered for sale to the public. At March 31, 2007, the balance of the reserve for obsolete inventory of $30,492 is included within inventory on the accompanying condensed balance sheet.

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

Goodwill

Goodwill is periodically reviewed, but no less than annually for impairment as to its realizability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. No triggering events were noted during three months ended March 31, 2007. At March 31, 2007, the balance of goodwill is $100,000 and is recorded in the accompanying condensed balance sheet.

Long-Lived Assets

Intangible assets and other long-lived assets with definite lives are amortized over their useful lives, currently approximately two years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the excess of carrying value of the assets over the estimated fair value of the assets. No triggering events were noted during the three months ended March 31, 2007. At March 31, 2007, the balance of intangible assets is $301,219 and is recorded in the accompanying condensed balance sheet.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At March 31, 2007, there were no funds in excess of the FDIC limit.

The Company’s customers are located in the United States and other countries.

During the three months ended March 31, 2007, there was one customer that accounted for more than 10% of the Company’s revenues: College of DuPage (13%) in the United States geographic region.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Customer Concentration

The Company has many customers in the WISP operations. However, the ability to serve these customer is largely dependent upon one contract with Kenmark Communications, Inc. During the three months ended March 31, 2007 the Company generated 99% of WISP revenue and 82% of total revenue from this contract. Should the Company become unable to perform its obligation under this contract, its ability to generate revenue could be adversely impacted. As the Company enters into new agreements, this customer concentration risk is expected to dissipate.

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

Income Taxes/FIN 48 Disclosure.

The Company adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions.  The Company reduces the gross amount of deferred tax assets and unrecognized tax benefits by a valuation allowance equal to the amount that more likely than not will not be realized.  As of January 1, 2007 and March 31, 2007, the Company did not have any unrecognized tax benefits.

The Company’s policy is to recognize accrued interest on taxes in interest expense and accrued penalties on taxes in general and administrative expense.

The Company is not currently under examination. The statute of limitations has expired for all tax years prior to 2003 for federal income taxes and 2002 for state income taxes.

Revenue Recognition.

Revenues result principally from (1) WISP operations, and (2) sales of wireless radio equipment to customers. Equipment sales are recognized as products are delivered. The Company recognizes revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation; and (d) collectibility is reasonably assured.

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

The Company offers installation services and extended warranties to customers and charges separately when such services are purchased. Installation by the Company is not required for the functionality of the equipment. Consequently, installation services are considered a separate unit of accounting and valued under the relative fair value method pursuant to the FASB merging Issues Task Force (“EITF”) No. 00-21,“Revenue Arrangements with Multiple Deliverables.” Extended warranties are recognized ratably over the life of the contract.

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

Basic and Diluted Loss Per Common Share.

Under SFAS No. 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share at March 31, 2007 does not consider the effect of 74,634,798 shares, attributable to escrow shares, convertible debt securities and warrants, which are potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. At March 31, 2007, the fair value of the convertible notes amounts to $5,164,519, based on the Company’s incremental borrowing rate. The carrying value of the convertible notes and debentures, derivative liabilities, liquidated damages and redemption premiums associated with the convertible notes and debentures approximates fair value based on assumptions which included using the Black-Scholes model and convertible debt and equity financial pricing models.

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Information related to these related party instruments is included in Note 5. Management believes it is not practical to estimate the fair value of these related-party instruments because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Stock-Based Compensation Arrangements.

Commencing January 1, 2006, the Company accounts for stock issued to non-employees for services under SFAS No. 123-R.  During the three months ended March 31, 2007, there were no options issued to employees, directors or related third parties, nor did any outstanding option awards vest during 2006 that would be accounted for under SFAS No. 123-R. During the three months ended March 31, 2007, the Company incurred total stock based compensation expense of $84,655 from issuance of 2,786,123 shares. During the three months ended March 31, 2007, no shares were issued to employees and directors and 2,786,123 shares valued at $304,655 were issued to non-employees. As of March 31, 2007, there were no options outstanding to employees, directors or others.

Warranty.

The Company provides a warranty on all manufactured products, including both hardware and software components, sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At March 31, 2007, warranty reserve was $36,204, which is included in other current liabilities in the accompanying balance sheet.

Shipping and Handling Costs.

Shipping and/or handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Research and Development.

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the three months ended March 31, 2007 and 2006 were $1,439 and $50,762, respectively.

Segment Disclosures.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. During the three months ended March 31, 2007, the Company operated in two segments, WISP, and product sales and service. During the three months ended March 31, 2006 the Company operated in product sales and service only.

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by operating divisional areas as disclosed in the Company’s statements of operations. Operating division segment information follows:
	Three Months Ended December 31,
	2007	2006
Sales to external customers:
Product sales and service	$16,393	$209,100
WISP service	81,341	--

Total sales to external customers	$97,734	$209,100

Net loss:
Product sales and service	$(1,290,602)	$(2,118,970)
WISP service	(39,459)	--

Net loss	$(1,330,061)	$(2,118,970))

	As of March 31,
	2007	2006
Tangible assets by operating division:
Product sales and service	$23,720	$50,734
WISP service	162,166	--

Total tangible assets	$185,886	$50,734

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by geographic areas as disclosed in the Company’s condensed statements of operations. Geographical information follows:

	Three Months Ended March 31,
	2007	2006
Sales to external customers:
United States	$96,734	$133,132
Asia	1,000	34,485
Africa	-	41,483

Total sales to external customers	$97,734	$209,100

	As of March 31,
	2007	2006
Tangible assets by area:
United States	$185,886	$50,734
All other geographic regions	--	--

Total tangible assets	$185,886	$50,734

Reclassifications.

Certain reclassifications have been made to the prior year condensed financial statements to conform to the current year presentation.

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

During 2006, the  Company accounted for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock were accounted for as a separate liability. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to results of operations. As of January 1, 2007, the Company adopted FASB Staff Position (“FSP”) 00-19-2 “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

Acquisition of Certain Assets of Global Connect, Inc.

On October 4, 2006, the Company acquired certain assets of GCI for cash and stock consideration totaling $397,476 in the aggregate. The purpose of the acquisition was to establish a footprint in the WISP market and to establish a more reliable and predictable revenue stream going forward.

Operating results relating to the certain assets of GCI acquired have been included in the accompanying financial statements for the three months ended March 31, 2007.

The Company issued a total of 861,174 shares in connection with the acquisition of GCI. This included 492,841 restricted shares of common stock issued directly to GCI. These shares were valued at $182,351 ($0.37 per share) pursuant to the terms of the purchase agreement. On October 24, 2006, the Company issued 76,667 shares ($0.15 per share or $11,500) to satisfy a debt owed by GCI to a vendor. On March 14, 2007, the Company issued 291,666 shares ($0.12 per share or $35,000) to former employees of GCI pursuant to the acquisition contract for certain assets of GCI which are included in the accompanying financial statements as if they were issued by December 31, 2006 as required by the contract. The aggregate purchase price can result in up to $935,000 in total consideration provided certain future sales goals are met. The additional consideration will be satisfied with additional shares of the Company’s common stock. The formula for such additional consideration is 100 shares for each incremental rentable timeshare or hospitality unit for which contracts to provide WISP service are obtained until the contingent consideration reaches the maximum of 1,579,072 shares. Such shares are required to be issued within 5 days of each quarter end for contracts signed in the prior quarter. During the three months ended March 31, 2007, additional contracts were signed and 61,410 shares valued at $7,983 were required to be paid and such amount is recorded as if issued on March 31, 2007. On December 8, 2006 the Company also issued 198,786 shares ($0.22 per share or $43,733) to be held in escrow to guarantee a note payable by GCI to a vendor.

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

The acquired fixed assets were allocated value of $70,850 that is the estimated fair market value that approximated replacement cost and included in fixed assets in the accompanying balance sheet and depreciated over an expected life of two years.

The WISP services contracts were recorded as contractual rights that are to be recognized as an asset separate from goodwill. The contract was estimated to have a fair value of $226,626 determined using a discounted cash flow model. On February 12, 2007, shares valued at $125,000 were issued in exchange for contract modifications. On March 19, 2007 the Company agreed to issue shares valued at $25,000 in exchange for contract modifications. These shares were issued May 15, 2007 but are accounted for as if they were issued as of March 19, 2007. The value of the contract and modifications are being amortized over the remaining term of the contract expiring in November 2008.

The excess of cost over the fair value of assets acquired or goodwill, primarily composed of workforce-in-place was $100,000.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition . The components of acquisition cost are detailed as well. The Company may incur additional costs in the form of contingent consideration; thus, the allocation of the purchase price is subject to refinement.

October 4, 2006

Assets acquired
Fixed assets	$70,850
Contracts	226,626
Goodwill	100,000

Total assets acquired	$397,476

Acquisition costs
Cash paid	$140,125
Common stock issued	228,851
Liabilities assumed	28,500

Total acquisition costs	$397,476

2.  INVENTORY

Inventory consisted of the following at March 31, 2007:

Raw materials	$123,049
Work in process	10,956
Finished goods	3,074

Inventory, gross	137,079

Reserve for obsolete inventory	(30,492))

Inventory, net	$106,587

3.  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consisted of the following:

Building improvements	$4,747
Computers	350,100
Furniture and fixtures	21,264
Software	24,798
Hospitality assets	123,651

Fixed assets, gross	524,560

Accumulated depreciation	(338,674)

Fixed assets, net	$185,886

4. OTHER LIABILITIES

Other liabilities at March 31, 2007 consisted of the following:

Accrued liquidated damages - Longview	$902,751

Series B preferred stock - conversion feature derivative liabilities	783,000

$805,000 convertible notes - conversion feature derivative liabilities	282,717

Longview convertible notes - conversion feature derivative liabilities	432,907

Longview convertible notes - warrants derivative liabilities	100,881

Montgomery convertible debentures - conversion feature derivative liabilities	351,191

Montgomery convertible debentures - warrants derivative liabilities	264,000

Montgomery notes - redemption liability	63,762

$135,000 convertible notes - warrants derivative liabilities	274

Series B preferred stock - cumulative accrued dividends	55,475

Total	$3,236,958

See Notes 5 and 6 for a description of the Company’s debt and equity instruments that are hosts to derivative liabilities.

5.  NOTES PAYABLE

Note payable and convertible notes payable consist of the following at March 31, 2007:

$50,000 note payable, interest bearing at 10% per annum with principal and interest payment of $2,500 monthly, maturing in November 2008	$17,924
$32,000 note payable, interest bearing at 10% per annum with principal and interest currently due and payable	32,000
Total notes payable	49,924

$805,000 convertible notes, bearing interest at 9% per annum, net of principal converted of $541,250, matures in March 2008	263,750
$2,000,000 convertible notes, bearing interest at default rate of 15%, net of discount of $204,256 and $717,460 of principal converted, maturing in September 2007	1,078,284
$1,000,000 convertible notes, at default rate of 15%, net of discount of $0 and $13,040 of principal converted currently due and payable	986,960
$300,000 convertible note, bearing interest at default rate of 15%, net of discount of $45,833, maturing in July, 2007	254,167
$69,000 convertible note, bearing interest at default rate of 15%, net of discount of $41,836 maturing in April 2007	27,164
$600,000 convertible note, bearing interest at 12%, net of discount of $410,563, maturing in June 2008	189,437
$300,000 convertible note, bearing interest at 12%, net of discount of $237,340, maturing in August 2008	62,660
$300,000 convertible note, bearing interest at 12%, net of discount of $80,554, maturing in March 2009	219,446
Total convertible notes payable	3,081,868

Total	$3,131,792

Note Payable - $50,000.

On March 21, 2003, the Company signed a $50,000 promissory note that as of March 31, 2007 had a balance of $17,924 and was originally scheduled to be repaid in monthly installments of $2,500 per month. The Company restructured the note in February 2007 with the note holder to make monthly payments of $1,000. The note currently matures in November 2008. $4,250 was paid on the note during the three months ended March 31, 2007. The note originally matured in July 2006 and was in default. The default interest rate was 10% and at March 31, 2007, $182 of accrued interest was payable.

Note Payable - $32,000.

On June 1, 2006, the Company signed a $33,000 loan agreement that as of December 31, 2006 had a balance of $32,000 and is currently due and payable. $11,000 was paid on the note in May 2006. An additional $10,000 was drawn on the note in November 2006. No payments were made during the three months ended March 31, 2007. The note originally matured on July 31, 2006 and is currently in default. The default interest rate was 10% and at March 31, 2007, $2,500 of accrued interest was payable. The Company is continuing to accrue interest on this note at the default rate.

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

Each investor was issued a warrant to purchase shares of our common stock equal to 40% of the amount invested in the notes. As of March 31, 2007, warrants to purchase 13,716 shares of common stock were outstanding.

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

The estimated fair value of the warrants at June 13, 2006, the date of reclassification resulting from the issuance of the Montgomery debt, was $4,800. At March 31, 2007, the estimated fair value of such warrants was $274. During the three months ended March 31, 2007, the Company recorded no change in the estimated fair value of derivative liabilities to the condensed statements of operations. The Company carries a derivative liability of $274 related to these warrants, which is included in other liabilities in the accompanying condensed balance sheet at March 31, 2007.

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

In connection with the $250,000 Convertible Notes, the Company issued warrants to purchase 8,659 (post reverse split) shares of the Company’s restricted common stock based on a formula subject to a floor of $0.001 per share. The warrants vested upon grant and expired in March 2006. The conversion feature embedded in the notes and the warrants can be settled in unregistered shares pursuant to EITF No. 00-19.

The conversion feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5, “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF No. 98-5 To Certain Convertible Instruments,” the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount was fully amortized to interest expense prior to January 1, 2006. There was no amortization expense during the three months ended March 31, 2007 and 2006. The notes were paid in June 2006. Of the $250,000 in proceeds, $100,000 came from related parties, including former officers of the Company.

$805,000 Convertible Notes.

In March 2004, the Company borrowed $715,000 under convertible notes payable (“$715,000 Convertible Notes”). All borrowings wee due in March 2006, with monthly interest payments on the outstanding balance; interest accrues at 9% per annum. The $715,000 Convertible Notes may be converted into common stock of the Company based on a formula subject to a floor of $0.001 per share. In July 2004, the Company borrowed an additional $90,000 under terms identical to those of the $715,000 Convertible Notes.

The conversion feature embedded in the notes and the warrants can be settled in unregistered shares pursuant to EITF No. 00-19 and meets the scope exception of paragraph 11(a) of SFAS No. 133.

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

The increase in estimated fair value of the conversion feature during the three months ended March 31, 2007 was $23,216. During the three months ended March 31, 2007, the Company recorded the change in estimated fair value of this derivative liability of $23,216 within change in fair value of derivative liabilities in the accompanying condensed statements of operations. The Company carries a derivative liability of $282,717 related to the conversion feature, which is included in other liabilities in the accompanying condensed balance sheet at March 31, 2007.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which was recorded as a debt discount and is being amortized to interest expense over the life of notes. The discount was fully amortized as of March 31, 2006.

During the three months ended March 31, 2007, $8,500 of principal balance and no accrued interest was converted into common stock. As of March 31, 2007, the outstanding principal balance is $263,750.

In April 2006, the notes expired and were in default. On May 22, 2006, the parties agreed to extend the due date to March 31, 2008.

$2,000,000 Convertible Notes.

On September 22, 2004, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $2,000,000 of principal amount of promissory notes (“$2,000,000 Convertible Notes”), bearing interest at 5% per annum, of the Company that are convertible into shares of the Company’s common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company’s common stock as reported by the OTC Bulletin Board for the ninety trading das preceding the conversion date, or (ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock on the conversion date. In addition, the convertible note holders received Class A and Class B share warrants to purchase shares of common stock, as described below. The $2,000,000 Convertible Notes and related warrant agreements require registration of the shares underlying the conversion feature and warrants. See also “Registration Rights,” “Classification of Conversion Feature and Warrants” and “Liquidated Damages,” below.

$1,000,000 of promissory notes was purchased on the initial closing date (“Initial Closing Purchase Price”) and the second $1,000,000 of the purchase price (“Second Closing Purchase Price”) was on November 9, 2004.

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

At the inception of the $2,000,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $2,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the three-year term of the notes. Amortization expense on the $2,000,000 Convertible Notes during the three months ended March 31, 2007 was $106,879. At March 31, 2007, the balance of unamortized discount is 204,256.

During the three months ended March 31, 2007, there were no conversions of the $2,000,000 Convertible Notes into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants of $26,193 to other liabilities from additional paid in capital. The balance of the derivative liability related to the $2,000,000 Convertible Notes conversion feature and warrants at March 31, 2007 was $316,882.

The estimated fair value of the conversion feature and warrants associated with the Longview $2,000,000 convertible notes during the three months ended March 31, 2007 decreased by $73,280. Such decrease to expense was recorded in the condensed statements of operations included within change in fair value of derivative liabilities.

$1,000,000 Convertible Notes.

On March 22, 2005, the Company entered into a subscription agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $1,000,000 in convertible notes (“$1,000,000 Convertible Notes”), bearing interest at prime plus 4% per annum of the Company convertible into shares of the Company’s common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company’s common stock as reported by the OTC Bulletin Board for the ninety trading das preceding the conversion date, or (ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. See also “Registration Rights,” “Classification of Conversion Feature and Warrants” and “Liquidated Damages,” below.

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

At the inception of the $1,000,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the note. Amortization expense on these notes during the quarter ended March 31, 2007 was $112,404. At March 31, 2007, there is no unamortized discount. To date, the Company has issued 68,088 shares (post-reverse split) upon conversion of $13,040 aggregate principal and $53,081 of related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to other liabilities from additional paid in capital. The balance of the derivative liabilities related to the $1,000,000 Convertible Notes conversion feature and warrants at March 31, 2007 was $158,441.

The estimated fair value of the conversion feature and warrants associated with the Longview $1,000,000 convertible notes during the three months ended March 31, 2007 decreased by $36,640. The decrease in expense was recorded in the condensed statements of operations included within change in fair value of derivative liabilities.

$300,000 Convertible Notes.

On July 20, 2005, July 28, 2005, and August 17, 2005, the Company entered into subscription agreements with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP whereby these investors purchased $300,000 of principal amount of promissory notes (“$300,000 Convertible Notes”), bearing interest at prime plus 4% per annum, of the Company convertible into shares of the Company’s common stock. The conversion formula is subject to a floor of $0.001 per share. The conversion price is equal to the lesser of (i) 75% of the average of the five lowest closing bid prices of the Company’s common stock as reported by the OTC Bulletin Board for the ninety trading days preceding the conversion date, or (ii) $17.50 (post reverse split). Under the terms of the notes, they cannot be converted if such conversion would result in beneficial ownership by the subscriber and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock on the conversion date. In addition, the convertible note holders received Class A share warrants to purchase shares of common stock, as described below. The $300,000 Convertible Notes and related warrants agreements require registration of the shares underlying the conversion feature and warrants. See also “Registration Rights,” “Classification of Conversion Feature and Warrants” and “Liquidated Damages,” below.

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

At the inception of the $300,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and were outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $300,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the three months ended March 31, 2007 and 2006 was $37,500 and $38,039, respectively.

To date, none of the $300,000 Convertible Notes or its related accrued interest have been converted into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital. The balance of the derivative liabilities related to the $300,000 Convertible Notes conversion feature and warrants at March 31, 2007 was $47,532.

The estimated fair value of the conversion feature and warrants associated with the Longview $300,000 convertible notes during the three months ended March 31, 2007 decreased by $10,992 and was recorded in the condensed statements of operations included within change in fair value of derivative liabilities.

$69,000 Longview Convertible Notes.

On April 5, 2006, the Company entered into a subscription agreement with Longview Fund, LP under which this investor purchased $69,000 in convertible notes bearing interest at 12% per annum, convertible into shares of the Company’s common stock (the total amount of the notes was changed upon signing from $60,000 to $69,000) (“$69,000 Convertible Notes”). The terms of these notes are two years. The conversion price is equal to the lower of (i) $0.50, or (ii) 50% of the lowest five day weighted average volume price of the common stock using the volume weighted average price as reported by Bloomberg L.P. for our principal market for the 20 trading days preceding a conversion date. The conversion feature is not subject to a floor.

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

The estimated fair value of the conversion feature was $120,681 at inception and none was allocated as discount against the note and $120,681 of such amount was recorded to change in fair value of derivative liabilities for the year ended December 31, 2006. The estimated fair value of the warrants was $132,167 at inception and $69,000 was allocated as discount against the note and $63,167 of excess discount was recorded to change in fair value of derivative liabilities in the condensed statements of operations. The balance of the derivative liabilities related to the $69,000 Convertible Notes conversion feature and warrants at March 31, 2007 was $9,504.

The estimated fair value of the conversion feature and warrants associated with the Longview $69,000 convertible notes increased by $2,528 during the three months ended March 31, 2007 and was recorded in the condensed statements of operations within change in estimated fair value of derivative liabilities.

Amortization of discount to interest expense on this note during the three months ended March 31, 2007 and 2006 was $7,925 and $0, respectively.

During the year ended March 31, 2007, there were no conversions of the $69,000 Convertible Notes into common stock.

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

Classification of Conversion Feature and Warrants.

Pursuant to EITF No. 00-19, the Company evaluated the Longview conversion feature and warrants at October 22, 2005. Management determined that due to the nature of the liquidated damages the Company must pay (with no maximum prescribed in the agreements), the Company must pursue registration as its most “economic alternative” and settle the Longview conversion feature and warrants with registered shares; and as a result, it must treat the conversion feature and warrants as derivative liabilities. In addition, under FSP 00-19-2, the Company accounts for the liquidated damages separately from these two other derivative liabilities.

Management estimated the value of the warrants using a Black-Scholes model. The fair value of the Longview warrant derivative liability at March 31, 2007 totaled $100,881 and is included in other liabilities in the accompanying condensed balance sheet.

Management estimated the value of the conversion feature using convertible bond pricing models while taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company’s outstanding shares at any time) and estimated conversions during the term of the notes based upon expected dilution of the stock. The fair value of the Longview conversion feature derivative liability at March 31, 2007 totaled $432,907 and is included in other liabilities in the accompanying condensed balance sheet. The estimated fair value of the conversion feature and warrants associated with the all Longview convertible notes increased by $123,441 during the three months ended March 31, 2007 and was recorded in the condensed statements of operations within change in estimated fair value of derivative liabilities.

Liquidated Damages.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the Longview notes’ outstanding principal balance) until such time as a Form SB-2 registration statement is effective. The Company has accrued $902,751 in liquidated damages, which is included in Other Liabilities in the accompanying balance sheet at March 31, 2007. Additional liquidated damages accrue at $51,390 per month based on the outstanding principal balance of the Longview notes in the amount of $2,638,499 as of March 31, 2007. To date, no liquidated damages have been paid.

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

Beginning January 15, 2007, the Company is required to redeem the debentures at a rate of no less than $60,000 per month of any then outstanding principal balance plus a redemption premium equal to 20% of the principal amount being redeemed. The Company is accreting the redemption premium as interest expense over the period from inception through each required monthly redemption date. During the three months ended March 31, 2007, the Company included $22,918 of redemption premium accretion in interest expense in the condensed statements of operations. At March 31, 2007, the redemption premium liability totals $63,762 and is included in other liabilities in the accompanying balance sheet.

The Company granted Montgomery a subordinate priority security interest in certain of our assets pursuant to a Security Agreement, dated June 13, 2006.

The Company received $600,000 upon closing June 13, 2006, received $300,000 on August 11, 2006 after a registration statement (Form SB-2) was filed with the Securities and Exchange Commission, and received the final $300,000 on March 19, 2007.

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

In this transaction, Montgomery received three five-year warrants, all dated June 13, 2006, to purchase as follows:

Class A warrant to purchase 800,000 shares of common stock at an exercise price of $0.15.

Class B warrant to purchase 800,000 shares of common stock at an exercise price of $0.35 per share.

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

All the above fees have been paid.

These costs have been accounted for as deferred financing costs and are being amortized to interest expense over the life of the convertible debentures. During the three months ended March 31, 2007, $19,609 of deferred financing costs were amortized to interest expense. As of March 31, 2007, the unamortized balance of deferred financing costs related to the Montgomery Convertible Debentures is $123,945. In connection with this transaction, the Company granted to Montgomery certain demand rights under a registration rights agreement, dated June 13, 2006, to the shares to be issued upon conversion of the Montgomery debentures and the warrants.

The parties also entered into a Pledge and Escrow Agreement, dated June 13, 2006, under which the Company agreed to irrevocably pledge to Montgomery 15,212,982 shares of the Company’s common stock as security. This stock is to be held by an escrow agent (counsel for Montgomery) until the full payment of all amounts due under the Montgomery convertible debentures.

The conversion feature of the Montgomery Convertible Debentures provides for a rate of conversion that is below the market value of the Company's common stock. The conversion feature of the notes and warrants do not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and together with the warrants reflected as derivative liabilities. The estimated fair value of the conversion feature was $744,000 at inception and $600,000 was allocated as discount against the notes with the remaining $144,000 charged to change in fair value of derivative liabilities in the condensed statements of operations.

On August 11, 2006, an additional $300,000 of the Montgomery Convertible Debentures were funded. The conversion feature of the notes does not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and reflected as a derivative liability. The estimated fair value of the conversion feature was $450,000 at inception and $300,000 was allocated as discount against the notes with the remaining $150,000 charged to change in fair value of derivative liabilities in the condensed statements of operations.

On March 19, 2007, the final $300,000 of the Montgomery Convertible Debentures were funded. The conversion feature of the notes does not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and reflected as a derivative liability. The estimated fair value of the conversion feature was $83,347 at inception and $83,347 was allocated as discount against the notes.

During the three months ended March 31, 2007, the Company recorded a decrease in fair value of $145,971 related to the Montgomery conversion feature derivative liabilities within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

At March 31, 2007, $351,191 related to Montgomery convertible debentures conversion feature derivative liabilities is included in other liabilities in the accompanying balance sheet.

The estimated fair value of the warrants was $840,000 at inception and such amount was charged to change in fair value of derivative liabilities in the condensed statements of operations. During the three months ended March 31, 2007, the Company recorded a decrease in fair value of $24,800 of the warrants’ derivative liability within change in fair value of derivative liabilities in the accompanying condensed statements of operations. At March 31, 2007, $264,000 of Montgomery warrants’ derivative liability is included in other liabilities in the accompanying condensed balance sheet.

The discount of $983,347 is being amortized to interest expense over the two-year terms of the notes. Amortization of debt discount on this note for the three months ended March 31, 2007 was $95,688. At March 31, 2007, the unamortized balance of discount attributable to the Montgomery Convertible Debentures is $728,457.

During the three months ended March 31, 2007, there were no conversions of the Montgomery Convertible Debentures into common stock.

Maturities.

All notes and convertible notes payable (assuming no conversion) are in default and classified as current liabilities as of March 31, 2007.

6.  STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock.

Series A.

The Company has 3,000,000 shares of Series A preferred stock authorized. On October 6, 2004 the Company’s Compensation Committee granted and the Company issued Series “A” convertible preferred shares (“Series A”) to Mr. Dix and Mr. Boudewyn totaling 3,000,000. Each share of Series A is convertible at the rate of 800 shares of common stock for each full share of preferred stock (under the terms of the certificate of designation governing these shares, the conversion ratio was not changed upon the reverse split of the Company’s common stock on November 23, 2005).

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

Management concluded that the value of the Series A preferred shares was $200,000, which is being amortized over the three-year vesting period. During the three months ended March 31, 2007 and 2006, the Company recorded $16,666 and $16,666 of amortization as general and administrative expense in the accompanying condensed statements of operations. At March 31, 2007, the balance of $33,334 is carried as unearned compensation, contra equity, in the accompanying condensed balance sheet.

Series B.

The Company is authorized to issue up to 5,000,000 shares of Series B convertible preferred stock (“Series B”). Series B is convertible into common stock upon various events including, change of control of the Company. The Company issued $250,000 of Series B convertible preferred stock in February 2006 and an additional $290,000 in April 2006. Issuance costs of $64,672 were recorded as reduction of additional paid in capital in the accompanying condensed balance sheet.

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

During the three months ended March 31, 2007, the Company recorded a decrease of $11,880 in the fair value of the embedded conversion feature that is recorded as change in fair value of derivative liabilities in the accompanying condensed statements of operations. At March 31, 2007 the balance of derivative liability related to the embedded conversion feature is $783,000 and is included in other liabilities in the accompanying condensed balance sheet.

Common Stock

During the three months ended March 31, 2007, the Company issued common stock, valued using either the market price on the date of issuance subject to discount as applicable or the value of the services rendered, whichever was more readily determinable, as follows:

(a) 2,786,123 restricted and free trading shares issued for services valued at $304,655, using the contract value or share price on date of issuance whichever was of greater evidence. $220,000 in value of the issued shares were recorded as deferred consulting fees in the accompanying balance sheet and amortized to stock-based compensation over the term of service and $84,655 were included in stock-based compensation expense upon issuance.

(b) 1,673,253 restricted shares valued at $150,000 in connection with the modification of certain WISP contracts. The value of these shares was attributable to enhanced contract value and was added to the basis of the associated contract and included in other assets in the accompanying balance sheet.

(c) 113,332 restricted shares were issued in connection with conversions of convertible debt and related accrued interest valued at $8,500.

(d) 11,139,014 restricted shares issued under Regulation S for which cash proceeds of $410,711 were received.

Warrants

During the three months ended March 31, 2007 no warrants were issued by the Company As noted above, the Company recorded $12,283 of consulting expense during the quarter ended March 31, 2007 related to previously issued warrants. At March 31, 2007, warrants to purchase 3,668,481 shares of common stock are outstanding and exercisable. During the three months ended March 31, 2007, warrants to purchase 147,068 expired unexercised.

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments.

In October, 2003, the Company’s operates its business from its corporate headquarters in Marina del Rey, California under an operating lease agreement for its office, manufacturing and research and development space of approximately 10,560 square feet, for a five-year term, ending in October 2008.

Rent expense for the corporate headquarters was $35,286 and $36,342 for the three months ended March 31, 2006 and 2007, respectively.

Litigation.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

(a)  On June 15, 2005, the Company was served with a summons from a third party in a matter entitled Lelsie J Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of the Company) and conducted business from such residence.

The Company had tentatively agreed to settle this litigation; however, as of March 31, 2007 the action was still open. In April 2007, the Company was notified by its counsel that the case was settled for $7,500. Such amount was recorded as expense in 2006.

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

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction. However, they subsequently stipulated to submit to discovery on jurisdictional issues, and their motion is adjourned until that discovery is completed.  Otherwise, the case is continuing and is currently in discovery, with depositions in progress.

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

Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. As of March 31, 2007, the aggregate monthly cost for these agreements was $20,616.

Payroll Taxes.

The Company has been notified by the Internal Revenue Service and the California Employment Development Department that the Company has accrued a total of $200,416 in back payroll taxes including penalties and interest as of March 31, 2007. The Company has also been notified that the Internal Revenue Services has recorded a federal tax liens against the Company in the office of the Los Angeles County Recorder aggregating $119,560 and which is included in the accrued total due. The California Employment Development Department may record such a lien in the future. Such lien(s) may affect the ability of the Company to raise capital in the future. The Company is currently negotiating payment arrangements with the tax authorities. In the interim, the Company is making regular payments to reduce these liabilities.

8.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company used the credit lines of Service Group, which is a company controlled by Jerry Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows.

During the three months ended March 31, 2007, the Company accrued interest of $986 on notes payable to Thomas Janes and Russell Janes, who are related to Executive Vice President, Don Boudewyn. At March 31, 2007 the balance owed to them is $43,463. During the three months ended March 31, 2007, no payments were made on the notes.

9.  SUBSEQUENT EVENTS

(a)  In April 2007, the Company was informed that final settlement was reached in the matter of entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). The terms of settlement were not disclosed. All amounts paid were expensed during 2006 and were not material the company.

(b)  The Company changed transfer agents to Computershare based in Golden, Colorado, effective April 12, 2007.

(c)  The Company issued 1,500,000 shares of free trading shares of common stock to settle $150,000 in legal fees primarily related to the Longview litigation.

(d)  The Company issued 6,194,194 shares of restricted shares of common stock pursuant to Regulation S for cash proceeds of $221,349.

(e)  On April 19, 2007, the Company issued 35,000,000 restricted shares of common stock held in escrow to be issued pursant to Regulation S. As of May 15, 2007, 1,200,000 shares were issued for proceeds of $40,000.

(f)  On May 14, 2007 the Company issued 641,025 restricted shares of common stock valued at $40,000 for legal fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Overview.

The Company is a designer, developer and manufacturer of commercial grade wireless broadband communications equipment operating on the 802.11a/b/g frequency. The Company’s principal markets are hospitality properties, universities and international.

The Company is focused on developing, marketing and selling its innovative wireless solutions to university campus & enterprise wide-area-networks (“WAN”). As of October 2006, The Company is also focused on generating revenue as a Wireless Internet Service Provider (“WISP”)_to hospitality properties. To a lesser degree, the Company earns revenue from installation services and extended warranties. In addition to manufacturing the existing product line, the Company has focused on developing new solutions that better serve its customers.

The move into timeshare and hospitality changes the business model under which the company has been operating since it now provides the equipment to the timeshare or hospitality property and absorbs all costs in order to own the network and revenue streams. Although the Company continues to focus on developing and improving current solutions, both hardware and software, to create more efficient wireless networks with greater remote control and network functionality its main focus is on securing new properties in which to deploy, manage and own the equipment and revenue. The acquisition of certain GCI assets has provided the company with a “jump start” opportunity to enter these markets.

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

Because of the Company’s equipment, cost benefits, network design and network management experience, the Company believes its current business focus to hospitality, time share and planned communities in addition to equipment sales will result in the company realizing positive cash flow by the fourth quarter of 2007.

The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. Until recently, the Company has had a limited record of revenue-producing operations but with the addition of the WISP operations, the Company now believes it has a predictable, scalable revenue and business model that based on the Company’s short but proven revenue history, will be able to achieve its business plans.

Results of Operations.

(a) Revenues.

Revenue from the equipment sales and service and WISP operations was $97,734 for the three months ended March 31, 2007 compared to $209,100 for the three months ended March 31, 2006, a decrease of $111,366 or approximately 53%. The decrease in revenue was primarily attributable to the departure of key sales personnel in the university campus market place and the Company’s inability to find satisfactory replacement sales personnel.. The Company expects the current sales personnel to increase sales as more university campuses look to upgrade their network infrastructure. Further, the WISP operation is expected to continue growth and make a significant impact on revenue over the next twelve months.

(b) Cost of Revenues.

Total cost of revenues was $95,923 for the three months ended March 31, 2007 compared to $112,474 for the three months ended March 31, 2006, a decrease of $16,551 or approximately 15%. The decrease was principally due to lower products sales reduced by the inclusion of hospitality property costs. The Company expects cost of revenue to increase in the aggregate but to be constant as a percentage of sales in the future. However, as the Company ramps up the WISP business, the cost of revenue will include royalties, support and credit card processing costs in addition to labor and materials costs.

 (c) Operating Expenses.

Total operating expenses were $995,425 for the three months ended March 31, 2007 compared to $933,802, an increase of $61,623 or approximately 7%. The increase is principally attributable to increased use of outside law firms associated with the Longview litigation. As management continues to focus on operations, operating expenses are expected to increase during the next twelve months.

(d) Interest Expense.

Interest expense was $596,816 for the three months ended March 31, 2007 compared to $578,074 for the three months ended March 31, 2006, an increase of $18,742 or approximately 3%.

Ongoing amortization of beneficial conversion features and other debt discounts on the notes will decline in the next twelve months and beyond as the notes reach maturity. Interest expense for the next twelve months will be significantly higher than in prior years primarily as a result of the liquidated damages provisions associated with the Longview notes that currently accrue at the rate of approximately $51,390 per month until such time as an effective registration statement is on file with the SEC, and larger principal balances of outstanding debt.

Costs recorded as interest expense for the three months ended March 31, 2007 and 2006 primarily consist of: (1) amortization of the beneficial conversion features and discounts associated with the convertible notes; (2) stated interest rates on notes and convertible notes; (3) liquidated damages; (4) accretion of redemption premium; and (5) amortization of deferred financing costs.

(e) Net Loss.

Net loss was $1,330,061 for the three months ended March 31, 2007 compared to $2,118,970 for the three months ended March 31, 2006, a decrease of $788,909 or approximately 37%. The decreased net loss is principally attributable to the change in fair value of derivative liabilities offset by an increase in legal fees. The net loss for the next twelve months and beyond is anticipated to decline as sales increase with lower rates of increase in operating expenses.

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

The Company is also subject to the following specific factors that may affect its operating results:

(a)  The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues and Result in a Loss of Customers.

The Company is currently selling and installing Wi-Fi equipment in universities. To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties. The Company’s expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its products. The Company cannot guaranty that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company’s failure to effectively manage growth could adversely affect its business and financial results.

(b)  The Company’s Customers Require a High Degree of Reliability in Equipment and If the Company Cannot Meet Their Expectations, Demand for Its Products May Decline.

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

•
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

(g)  The Company’s Ability to Grow Is Directly Tied to Its Ability to Attract and Retain Customers, Which Could Result In Reduced Income.

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

(i) Interference on License Free Bands May Affect the Company’s Equipment and Sales.

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

(j) Protection of Proprietary Rights May Affect the Company’s Ability to Compete.

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

The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of the business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

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

(k)  Any Required Expenditures as a Result of Indemnification Will Result in a Decrease in the Company’s Net Income.

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

(l)  Customer Concentration in WISP Operation.

The Company has many customers in the WISP operations. However, the ability to serve these customers is largely dependent upon one contract with Kenmark Communications, Inc. During the three months ended March 31, 2007 the Company generated 99% of WISP revenue and 82% of total revenue from this contract. Should the Company become unable to perform its obligation under this contract, its ability to generate revenue could be adversely impacted. As the Company enters into new agreements, this customer concentration risk is expected to dissipate.

Operating Activities.

The net cash used in operating activities was $599,957 for the quarter ended March 31, 2007 compared to $288,336 for the quarter ended March 31, 2006, an increase of $311,621 or approximately 108%. This increase is attributed primarily to the decrease in sales and service revenue that occurred during the sales team transaction.

Investing Activities.

Net cash used in investing activities was $73,654 during the three months ended March 31, 2007 compared to net cash provided by investing activities of $18,635 during the three months ended March 31, 2006, a change of $92,289 or approximately 495%. This change was the result of investment in WISP assets.

Liquidity and Capital Resources.

The Company’s current liabilities totaled 8,283,505 at March 31, 2007, and current assets totaled $276,729, resulting in a working capital deficit of $8,006,776 at March 31, 2007. The increase in current liabilities is primarily due to financing the Company through the issuance of convertible notes, the nature of which create large derivative liabilities over and above the principal balance, of the convertible notes and to a lesser degree, increased accrued legal fees and other payables. The decrease in current assets is primarily due to decreased credit sales with a corresponding impact on accounts receivable and amortization of deferred financing costs. At March 31, 2007, the Company’s current assets consisted primarily of net accounts receivable totaling $15,622, net inventory of $106,587, deferred financing costs of $128,507, other assets $17,760 and cash of $8,253.

The Company incurred a net loss of $1,330,061 for the three months ended March 31, 2007. A of March 31, 2007, the Company has an accumulated deficit of $30,241,397.

The above factors raise doubt as to the Company’s ability to continue as a going concern. The Company’s current cash flow from operations is not likely to be sufficient to maintain its capital requirements for the next twelve months. Accordingly, the Company’s implementation of its business plan will depend upon its ability to raise additional funds through equity or debt financing. The Company estimates that it will need to raise up to $2,500,000 over the next twelve months for such purposes.

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

The Company has been successful in obtaining the required cash resources through private placements, convertible notes and notes payable to service the Company’s operations during the three months ended March 31, 2007. The Company’s net cash provided by financing activities for the three months ended March 31, 2007 was $679,713, which resulted primarily from the net proceeds of $410,713 from the sale of the common stock under Regulation S and net proceeds from issuance of a convertible debenture for $270,000, less $1,000 of repayments of notes payable.

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

Obligations.

(a) Contractual Obligations.

The Company has contractual obligations to repay its notes payable and to make payments under its operating lease agreement:

Payments Due by Period
Contractual Obligations	Total	2007	2008	2009-2011	Thereafter
Convertible debt	$4,102,249	$4,102,249	$--	$--	$--
Notes payable	49,924	49,924	--	--	--
Operating leases	240,222	115,452	124,770	--	--
Total contractual cash obligations	$4,392,395	$4,267,625	124,770	$--	$--

(b) Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. As of March 31, 2007, the aggregate monthly cost for these agreements was $20,616.

(c) Payroll Taxes.

The Company has been notified by the Internal Revenue Service and the California Employment Development Department that the Company has accrued a total of $200,416 in back payroll taxes including penalties and interest. The Company has also been notified that the Internal Revenue Services has recorded a federal tax liens against the Company in the office of the Los Angeles County Recorder aggregating $119,560 and which is included in the accrued total due. The California Employment Development Department may record such a lien in the future. Such lien(s) may affect the ability of the Company raise capital in the future.

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

(c) Stock Based Compensation Arrangements.

The Company issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of the Company’s common stock on the date of each respective transaction after the period of service or the contract price, whichever is of greater evidence value. These transactions are reflected in the appropriate account of the Company’s financial statements in conformity with generally accepted accounting principles in the accompanying condensed statements of operations.

(d)  Warranty.

The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At March 31, 2007, warranty reserve approximated $36,204 is recorded in other current liabilities on the accompanying balance sheet.

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

(f)  Allowance for Doubtful Accounts.

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer’s ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to allowance for doubtful accounts. At March 31, 2007, the Company carried an allowance for doubtful accounts of $19,291.

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

During 2006, the  Company accounted for the effects of registration rights and related liquidated damages pursuant to EITF No. 05-04, View C, subject to EITF No. 00-19. Pursuant to EITF No. 05-04, View C, liquidated damages payable in cash or stock were accounted for as a separate liability. The Company accounts for certain embedded conversion features and free-standing warrants pursuant to SFAS No. 133 and EITF No. 00-19, which require corresponding recognition of liabilities associated with such derivatives at their fair values and changes in fair values to be charged to results of operations. As of January 1, 2007, the Company adopted FASB Staff Position (“FSP”) 00-19-2 “Accounting for Registration Payment Arrangements.” This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

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

Forward Looking Statements.

Information in this Form 10-QSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under “Factors That May Affect the Company’s Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Changes in Controls and Procedures.

During the quarter ended March 31, 2007 there were no changes in the Company’s disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened, except as follows:

(a) On June 15, 2005, the Company was served with a summons from a third party in a matter entitled Leslie J Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). This action seeks actual damages in excess of $80,000 and punitive damages of $300,000 against a former employee of the Company for breach of a residential lease and damage to a residential property in 2001. The claim against the Company alleges that the former employee was a principal in Wireless ThinkTank (a wholly owned subsidiary of the Company) and conducted business from such residence.

The Company had tentatively agreed to settle this litigation; however, as of March 31, 2007 the action was still open. In April 2007, the Company was notified by its counsel that the case was settled for $7,500. Such amount was recorded as expense in 2006.

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

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction. However, they subsequently stipulated to submit to discovery on jurisdictional issues, and their motion is adjourned until that discovery is completed.  Otherwise, the case is continuing and is currently in discovery, with depositions in progress.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended on March 31, 2007 that were not previously disclosed in a Form 8-K. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a)  Longview Funds Convertible Notes.

Pursuant to the terms of the $3,369,000 in convertible notes entered into between the Company and the Longview Funds, the shares that serve as collateral for the notes must be registered. The filing of the Form N-54C that de-elected the Company’s status as a business development company also terminated the Regulation E exemption from registration that covered the shares serving as collateral for the notes. Under the terms of the notes, the Company is in default on the notes since a Form SB-2 registration statement has not been declared effective with regard to the shares underlying the notes. Please see Part II, Item 1, Legal Proceedings, with regard to litigation involving the Longview Funds.

The Company is also liable for liquidated damages of 2% for each thirty days or part thereof of the purchase price of the notes remaining unconverted that are subject to such non-registration event.  As of March 31, 2007, the remaining unconverted notes aggregated to $2,638,499, plus accrued interest of $493,264.  The Company filed a Form SB-2 registration statement on August 8, 2006, but it has not been declared effective.  Such registration statement, if and when it becomes effective, would provide such coverage for the securities in question. Until such time as the registration statement has been made effective, the Company will incur $51,390 in liquidated damage penalties per month. As of March 31, 2007, the Company has accrued $902,751 in liquidated damages, which is included in other liabilities in the accompanying balance sheet.

(b) Montgomery Convertible Debentures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

(a)  In April 2007, the Company was informed that final settlement was reached in the matter of entitled Leslie J. Bishop and Deborah J. Bishop v. Brian K. Corty and Candy M. Corty, Wireless Think Tank, Inc., and 5G Wireless Communications, Inc., New York Supreme Court (Chenango County). The terms of settlement were not disclosed. All amounts paid were expensed during 2006 and were not material the company.

(b)  The Company changed transfer agents to Computershare based in Golden, Colorado, effective April 12, 2007.

(c)  The Company issued 1,500,000 shares of free trading shares of common stock to settle $150,000 in legal fees primarily related to the Longview litigation.

(d)  The Company issued 6,194,194 shares of restricted shares of common stock pursuant to Regulation S for cash proceeds of $221,349.

(e)  On April 19, 2007, the Company issued 35,000,000 restricted shares of common stock held in escrow to be issued pursant to Regulation S. As of May 15, 2007, 1,200,000 shares were issued for proceeds of $40,000.

(f)  On May 14, 2007 the Company issued 641,025 restricted shares of common stock valued at $40,000 for legal fees.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5G Wireless Communications, Inc.

Dated: May 21, 2007	By: /s/ Jerry Dix
Jerry Dix
Chief Executive Officer

Dated: May 21, 2007	By: /s/ Andrew D. McCormac
Andrew D. McCormac,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

1	Agency Agreement between the Company and May Davis Group, Inc., dated April 1, 2003 (incorporated by reference to Exhibit 1 of the Form 10-QSB/A filed on November 17, 2003).

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