Form 10QSB
period 2007-06-30
5 G WIRELESS COMMUNICATIONS INC
filed 2007-09-20
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-30448

5G WIRELESS COMMUNICATIONS, INC.
(Exact Name of Company as Specified in Its Charter)

Nevada	20-0420885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2771 Plaza del Amo, Suite 805, Torrance, California 90503
(Address of Principal Executive Offices)

 (310) 328-0495
(Company’s Telephone Number)

4136 Del Rey Avenue, Marina del Rey, California 90292
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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐ No  ☒.

As of September 17, 2007, the Company had 104,530,451 shares of common stock issued and outstanding (the Company had 43,478,435 additional shares held in escrow as of that date).

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
Cash	$1,919
Accounts receivable, net of allowance for doubtful accounts of $25,016	106,376
Inventory, net of reserve of $30,492	105,701
Deferred financing costs, net	108,345
Other current assets	13,253
Total current assets	335,594
Property and equipment, net of accumulated depreciation and amortization of $384,212	333,366
Intangible assets, net of accumulated amortization of $138,932	237,694
Goodwill, net	100,000
Total assets	$1,006,654

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued liabilities	$1,372,458
Notes payable	48,392
Related party notes and advances	44,460
Accrued interest payable	826,597
Other liabilities	2,160,609
Convertible notes payable, net of discount of $755,049	3,343,451
Total current liabilities	7,795,967

Stockholders’ deficit:
Preferred Series A convertible stock, $0.001 par value; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Preferred Series B convertible stock, $0.001 par value; 5,000,000 shares authorized; 540,000 shares issued and outstanding	540
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 105,764,868 (1) shares issued and outstanding	105,765
Additional paid-in capital	23,899,077
Common stock held in escrow	(47,828)

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2007
(Unaudited)
(continued)

Unearned compensation	(16,668)
Deferred consulting fees	(15,860)
Accumulated deficit	(30,717,339)
Total stockholders’ deficit	(6,789,313)
Total liabilities and stockholders’ deficit	$1,006,654

(1) Includes 31,400,000 shares held in escrow for sale to pursuant to Regulation S, 15,212,982 shares held in escrow in connection with the Securities Purchase Agreement with Montgomery Equity Partners, LP; 1,015,873 shares held in escrow in connection with the Securities Purchase Agreements with the Longview Funds; and 198,786 of escrow shares issued to Global Connect, Inc. in 2006

The accompanying notes are an integral part of these condensed financial statements

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Revenues	$291,563	$89,302	$389,297	$298,402
Cost of revenues	186,357	115,075	393,262	260,377
Gross profit	105,206	(25,773)	(3,965)	38,025

Operating expenses:
General and administrative	968,001	797,714	1,670,514	1,410,520
Sales and marketing	130,464	126,161	206,332	254,139
Research and development	27,381	66,619	59,751	215,380
Depreciation and amortization	109,061	9,372	182,752	20,801
Total operating expenses	1,234,907	999,866	2,119,349	1,900,840

Operating loss	(1,129,701)	(1,025,639)	(2,123,314)	(1,862,815)

Interest expense (including amortization of financing costs and debt discount)	(491,694)	(658,959)	(1,088,510)	(1,237,033)
Change in fair value of derivative liabilities	1,145,452	(1,951,810)	1,405,821	(2,655,530)

Net loss	(475,943)	(3,636,408)	(1,806,003)	(5,755,378)

Cumulative undeclared dividends and deemed dividends on preferred stock	(13,463)	(1,010,471)	(26,778)	(1,346,327)

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(continued)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net loss applicable to common stockholders	$(489,406)	$(4,646,879)	$(1,832,781)	$(7,101,705)

Loss per common share applicable to common stockholders:
Basic and diluted (1)	$(0.01)	$(0.71)	$(0.05)	$(1.32)

Basic and diluted weighted average common shares outstanding (1)	48,441,730	6,589,318	36,363,459	5,376,689

(1) Excludes shares held in escrow.

The accompanying notes are an integral part of these condensed financial statements

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss	$ (1,806,003)	$ (5,755,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	33,332	33,333
Amortization of debt discount on convertible notes	625,730	716,298
Amortization of deferred financing costs	40,897	3,402
Depreciation and amortization	182,752	20,800
Fair value of common stock and warrants issued for services	756,117	577,307
Bad debt expense	5,725	192,264
Change in fair value of derivative liabilities	(832,514)	2,655,530
Amortization of deferred consulting fees	74,949	—
Changes in operating assets and liabilities:
Accounts receivable	(15,729)	54,813
Inventory	(8,686)	(26,089)
Other current assets	(5,165)	(14,461)
Accounts payable and accrued liabilities	304,660	248,611
Accrued interest	258,197	113,240
Other liabilities	(441,646)	119,090
Net cash used in operating activities	(827,384)	(1,061,240)

Cash flows from investing activities:
Purchases and deployment of property and equipment	(266,670)	—
Disposition of property and equipment	—	18,635
Net cash provided by (used in) investing activities	(266,670)	18,635

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(continued)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from financing activities:
Related party notes and advances	1,983		53,626
Repayments on notes payable	(2,532)		—
Payment of deferred financing costs	(30,000)		(109,178)
Proceeds from issuance of convertible notes	300,000		669,000
Net proceeds from issuance of preferred Series B stock	—		475,328
Net proceeds from issuance of common stock	824,371		112,223
Net proceeds from exercise of warrants	—		2,500
Net cash flows provided by financing activities	1,093,822		1,203,499

Net increase (decrease) in cash	(232)		160,894

Cash, beginning of period	2,151		85,357

Cash, end of period	$1,919		$246,251

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$12,250		$418,843

Debt discounts on convertible notes	$83,347		$669,000

Reduction in fair value of deferred consulting fees	$(222,416)	$	$ —

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(continued)

Reclassification of conversion feature and warrant derivative liability from additional paid in capital	$—	$52,632

Imputed dividend on preferred Series B	$—	$1,331,389

Acquisition of assets with common stock	$150,000	$—

Cumulative preferred Series B undeclared dividends	$26,778	$14,938

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

The Company was incorporated as Tesmark, Inc. in September 1979. In November 1998, it changed its state of incorporation from Idaho to Nevada and in January 2001 changed the name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. 5G Partners was liquidated shortly after acquisition. In April 2002, it acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. Wireless ThinkTank, Inc. is inactive. In July 2003, the Company shifted its strategy from that of a service provider to an equipment manufacturer.

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

On October 20, 2005, the Company’ stockholders approved (among other things) (a) the termination of the Company’s status as a business development company under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

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

Going Concern Basis of Presentation.

The accompanying condensed financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations, to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

During the six months ended June 30, 2007, the Company incurred net losses totaling $1,806,003, had net cash used in operating activities totaling $827,384 and had an accumulated deficit of $30,717,339 as of June 30, 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2007 and to pursue all available financing alternatives as necessary to fund operations. Management also expects that WISP revenue will begin to contribute significantly to cash flow, especially in the second half of 2007 and into 2008 as the Company establishes critical mass with respect to properties deployed. Management may also consider partnerships or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy as a WISP to hospitality and similar properties and to, when appropriate, consider investments in companies with strategic information and communications technologies or applications. In April 2007, the Company issued 35,000,000 shares that are held by an escrow agent to be sold under Regulation S. As of June 30, 2007, 3,600,000 shares were sold and 31,400,000 remain in escrow. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company’s financial position as of June 30, 2007, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the full year.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include fair value of debt and equity instruments and related derivative liabilities, revenue recognition, valuation of intangible assets and goodwill, realization of long-lived assets, inventory and warranty reserves, allowance for doubtful accounts and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At June 30, 2007, the Company has cash of $1,919. At June 30, 2007, the Company had no cash equivalents.

Accounts Receivable.

The Company provides a reserve for bad debts on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for doubtful accounts when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables.

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on judgment and experience, the Company provides an allowance for doubtful accounts against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and the allowance for doubtful accounts is reduced. At June 30, 2007, the allowance for doubtful accounts was $25,016. During the three months ended June 30, 2007, the Company recorded bad debt expense totaling $5,725.

Inventory.

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value.

Such net realizable value is based on management’s anticipated sales of the Company’s products or services in the near term. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheet. An inventory reserve has been provided for raw materials not currently used in products for deployment in the WISP operation or offered for sale to the public. At June 30, 2007, the balance of the reserve for obsolete inventory of $30,492 is included within inventory on the accompanying condensed balance sheet.

Property and Equipment.

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-7 years for furniture and fixtures and 2-3 years for computers and software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Self-constructed equipment deployed in the WISP operations is recorded at its standard cost plus installation cost when deployed and is depreciated over 2 years.

Goodwill.

Goodwill is periodically reviewed, but no less than annually for impairment as to its realizability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. No triggering events were noted during the six months ended June 30, 2007 based on management’s estimates and assessments. Future events or circumstances could alter this assessment. At June 30, 2007, the balance of goodwill is $100,000 and is recorded in the accompanying condensed balance sheet.

Long-Lived Assets.

Intangible assets and other long-lived assets with definite lives are amortized over their useful lives, currently approximately two years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the excess of carrying value of the assets over the estimated fair value of the assets. No triggering events were noted during the three months ended June 30, 2007. At June 30, 2007, the balance of unamortized intangible assets is $237,694 and is recorded in the accompanying condensed balance sheet.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At June 30, 2007, there were no funds in excess of the FDIC limit.

The Company’s customers are located in the United States and other countries.

During the six months ended June 30, 2007, there was one customer that accounted for more than 10% of the Company’s revenues (13%) in the United States geographic region.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Customer Concentration

The Company has many customers in the WISP operations. However, the ability to serve these customers is largely dependent upon one contract where the Company is an outsourced provider of WISP services. During the six months ended June 30, 2007 the Company generated 97% of WISP revenue and 53% of total revenue from this contract. Should the Company become unable to perform its obligation under this contract, its ability to generate revenue could be adversely impacted. As the Company enters into new agreements, this customer concentration risk is expected to dissipate.

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

Income Taxes/FIN 48 Disclosure.

The Company adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company reduces the gross amount of deferred tax assets and unrecognized tax benefits by a valuation allowance equal to the amount that more likely than not will not be realized. As of January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax benefits.

The Company’s policy is to recognize accrued interest on taxes in interest expense and accrued penalties on taxes in general and administrative expense.

The Company is not currently under examination. The statute of limitations has expired for all tax years prior to 2003 for federal income taxes and 2002 for state income taxes.

Revenue Recognition.

Revenues principally result from (1) WISP operations, and (2) sales of wireless radio equipment to customers. Equipment sales are recognized as products are delivered. The Company recognizes revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation; and (d) collectibility is reasonably assured.

The WISP operation applies SAB No. 104 to pay-per-use internet to recognize revenue as follows: (a) persuasive evidence of an arrangement exists in the form of an order accepted online; (b) revenue recognized ratably as services are rendered over contracted term of service; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured as credit card is approved and billed and then customer is provided service.

Orders delivered to the Company by telephone, facsimile, mail or e-mail are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between the Company and its customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave the Company’s shipping dock or (b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order.

The Company offers installation services and extended warranties to customers and generally charges separately when such services are purchased. Installation by the Company and extended warranties are not required for the functionality of the equipment. Consequently, installation services and extended warranties are considered separate units of accounting and valued under the relative fair value method pursuant to the FASB Emerging Issues Task Force (“EITF”) No. 00-21,“Revenue Arrangements with Multiple Deliverables.” Extended warranties are recognized ratably over the life of the contract.

Basic and Diluted Loss per Common Share.

Under SFAS No. 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Issued shares held in escrow are not considered for basic or diluted earnings per share. Because the Company has incurred net losses, basic and diluted loss per share is the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share at June 30, 2007 does not consider the effect of 335,464,973 shares, attributable to escrow shares, convertible debt securities and warrants, which are potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. At June 30, 2007, the fair value of the convertible notes amounts to $4,784,422, based on the Company’s incremental borrowing rate. The carrying value of the convertible notes and debentures, derivative liabilities, liquidated damages and redemption premiums associated with the convertible notes and debentures approximates fair value based on assumptions which included using the Black-Scholes model and convertible debt and equity financial pricing models.

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

Stock-Based Compensation Arrangements.

Commencing January 1, 2006, the Company accounts for stock issued to non-employees for services under SFAS No. 123-R. During the six months ended June 30, 2007, there were no options issued to employees, directors or related third parties, nor did any outstanding option awards vest during 2006 that would be accounted for under SFAS No. 123-R. During the three and six months ended June 30, 2007, the Company incurred total stock-based compensation expense of $741,463 and $1,046,118, respectively from issuance of 12,330,772 and 15,116,895 shares, respectively. During the three and six months ended June 30, 2007, zero and 2,100,000 restricted shares valued at zero and $105,000 respectively were issued to employees and directors and 10,230,772 and 13,016,895 shares valued at $636,463 and $941,118, respectively were issued to non-employees. As of June 30, 2007, there were no options outstanding to employees, directors or others.

Warranty.

The Company provides a warranty on all manufactured products, including both hardware and software components, sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At June 30, 2007, the warranty reserve was $26,055, which is included in other current liabilities in the accompanying balance sheet.

Shipping and Handling Costs.

Shipping and/or handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Research and Development.

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the three and six months ended June 30, 2007 were $27,381 and $59,751, respectively.

Segment Disclosures.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. During the three and six months ended June 30, 2007, the Company operated in two segments, WISP, and product sales and service. During the three and six months ended June 30, 2006 the Company operated in product sales and service only.

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by operating divisional areas as disclosed in the Company’s statements of operations. Operating division segment information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales to external customers:
Product sales and service	$162,988	$89,302	$179,381	$298,402
WISP service	128,575	—	209,916	—

Total sales to external customers	$291,563	$89,302	$389,297	$298,402

Net loss:
Product sales and service	$(443,530)	$(3,636,408)	$(1,769,476)	$(5,755,378)
WISP service	(32,413)	—	(36,527)	—

Net loss	$(475,943)	$(3,636,408)	$(1,806,003)	$(5,755,378)

	As of June 30,
	2007	2006
Identifiable assets by operating division:
Product sales and service:
Tangible assets	$240,939	$187,933
Intangible assets	108,345	464,933
Product sales and service	349,284	652,866
WISP service:
Tangible assets	319,675	--
Intangible assets	337,694	--
WISP service	657,369	--

Total identifiable assets	$1,006,654	$652,866

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by geographic areas as disclosed in the Company’s condensed statements of operations. Geographical information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales to external customers:
United States	$274,925	$—	$371,659	$—
Europe	4,417	—	4,417	—
Asia	12,221	—	13,221	—
Africa	—	—	--	—

Total sales to external customers	291,563	$—	$389,287	$—

	As of June 30,
	2007	2006
Long-lived assets by area:
North America	$671,060	$41,363
All other geographic regions	—	—

Total long-lived assets	$671,060	$41,363

Reclassifications.

Certain reclassifications have been made to the prior year and quarter condensed financial statements to conform to the current year and quarter presentation. The Company reclassified profit and loss captions to a format that management believes provides a clearer picture of operations. Such reclassifications included an increase to cost of goods sold primarily related to customer service and installation costs from operating expenses.

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

Operating results relating to the certain assets of GCI acquired have been included in the accompanying financial statements for the three and six months ended June 30, 2007.

The Company issued a total of 861,174 shares in connection with the acquisition of GCI. This included 492,841 restricted shares of common stock issued directly to GCI. These shares were valued at $182,351 ($0.37 per share) pursuant to the terms of the purchase agreement. On October 24, 2006, the Company issued 76,667 shares ($0.15 per share or $11,500) to satisfy a debt owed by GCI to a vendor. On March 14, 2007, the Company issued 291,666 shares ($0.12 per share or $35,000) to former employees of GCI pursuant to the acquisition contract for certain assets of GCI which are included in the accompanying financial statements as if they were issued by December 31, 2006 as required by the contract. The aggregate purchase price can result in up to $935,000 in total consideration provided certain future sales goals are met. The additional consideration will be satisfied with additional shares of the Company’s common stock. The formula for such additional consideration is 100 shares for each incremental rentable timeshare or hospitality unit for which contracts to provide WISP service are obtained until the contingent consideration reaches the maximum of 1,579,072 shares. Such shares are required to be issued within 5 days of each quarter end for contracts signed in the prior quarter. During the three months ended June 30, 2007, additional contracts were signed and 17,200 shares valued at $344 were required to be issued. As of June 30, 2007, 61,410 shares valued at $7,983 have been issued as contingent consideration. On December 8, 2006 the Company also issued 198,786 shares ($0.22 per share, or $43,733) to be held in escrow to guarantee a note payable by GCI to a vendor.

Management has preliminarily allocated the purchase price according to the provisions of SFAS No. 141, “Business Combinations.” Management acquired three groups of assets: (1) fixed assets, primarily including computers and access points; (2) contracts to provide WISP services to certain timeshare properties generally expiring November 2008; and (3) goodwill.

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

October 4, 2006

Assets acquired:
Fixed assets	$70,850
Contracts	226,626
Goodwill	100,000
Total assets acquired	$397,476

Acquisition costs:
Cash paid	$140,125
Common stock issued	228,851
Liabilities assumed	28,500
Total acquisition costs	$397,476

2.  INVENTORY

Inventory consisted of the following at June 30, 2007:

Raw materials	$128,864
Work in process	3,999
Finished goods	3,330
Inventory, gross	136,193

Reserve for obsolete inventory	(30,492)

Inventory, net	$105,701

3.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consisted of the following:

Building improvements	$4,747
Computers	353,222
Furniture and fixtures	21,264
Software	26,194
Hospitality assets	312,151
Fixed assets, gross	717,578

Accumulated depreciation	(384,212)

Fixed assets, net	$333,366

4. OTHER LIABILITIES

Other liabilities at June 30, 2007 consisted of the following:

Accrued liquidated damages – Longview	$930,159

Series B preferred stock – conversion feature derivative liabilities	650,700

$805,000 convertible notes – conversion feature derivative liabilities	208,458

Longview convertible notes – conversion feature derivative liabilities	79,177

Longview convertible notes – warrants derivative liabilities	7,691

Montgomery convertible debentures – conversion feature derivative liabilities	80,279

Montgomery convertible debentures – warrants derivative liabilities	43,200

Montgomery notes – redemption liability	91,993

$135,000 convertible notes – warrants derivative liabilities	14

Series B preferred stock – cumulative accrued dividends	68,938

Total	$2,160,609

See Notes 5 and 6 for a description of the Company’s debt and equity instruments that are hosts to derivative liabilities.

5.  NOTES PAYABLE

Note payable and convertible notes payable consist of the following at June 30, 2007:

$50,000 note payable, interest bearing at 10% per annum with principal and interest payment of $2,500 monthly, maturing in November 2008	$16,392
$32,000 note payable, interest bearing at 10% per annum with principal and interest currently due and payable	32,000

Total notes payable	$48,392

$805,000 convertible notes, bearing interest at 9% per annum, net of principal converted of $541,250, matures in March 2008	$260,000
$2,000,000 convertible notes, bearing interest at default rate of 15%, net of discount of $97,378 and $717,460 of principal converted, maturing in September 2007	1,185,162
$1,000,000 convertible notes, at default rate of 15%, net of discount of $0 and $13,040 of principal converted currently due and payable	986,960
$300,000 convertible note, bearing interest at default rate of 15%, net of discount of $8,334, maturing in July, 2007	291,666
$69,000 convertible note, bearing interest at default rate of 15%, net of discount of $33,007 which matured in April 2007, currently due and payable	35,993
$600,000 convertible note, bearing interest at 12%, net of discount of $339,125, maturing in June 2008	260,883
$300,000 convertible note, bearing interest at 12%, net of discount of $205,280, maturing in August 2008	94,723
$300,000 convertible note, bearing interest at 12%, net of discount of $71,936, maturing in March 2009	228,064

Total convertible notes payable	3,343,451

Total	$3,391,843

Note Payable - $50,000.

On March 21, 2003, the Company signed a $50,000 promissory note that as of June 30, 2007 had a balance of $16,392. The note was originally scheduled to be repaid in monthly installments of $2,500 per month. The Company restructured the note in February 2007 with the note holder to make monthly payments of $1,000. The note currently matures in November 2008. During the three and six months ended June 30, 2007 $4,250 and $6,250 was paid on the note respectively. The default interest rate is 10% and at June 30, 2007, $137 of accrued interest was payable.

Note Payable - $32,000.

On June 1, 2006, the Company signed a $33,000 loan agreement that as of December 31, 2006 had a balance of $32,000 and is currently due and payable. $11,000 was paid on the note in May 2006. An additional $10,000 was drawn on the note in November 2006. During the three and six months ended June 30, 2007 no payments were made. The note originally matured on July 31, 2006 and is currently in default. The default interest rate is 10%. At June 30, 2007, $3,297 of accrued interest was payable. The Company is accruing interest on this note at the default rate.

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

Each investor was issued a warrant to purchase shares of our common stock equal to 40% of the amount invested in the notes. As of June 30, 2007, warrants to purchase 13,716 shares of common stock were outstanding.

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

The estimated fair value of the warrants at June 13, 2006, the date of reclassification resulting from the issuance of the Montgomery debt, was $4,800. At June 30, 2007, the estimated fair value of such warrants was $14. During the three and six months ended June 30, 2007, the Company recorded reductions to change in the estimated fair value of derivative liabilities of $260 and $397 respectively, in the condensed statements of operations. The Company carries a derivative liability of $14 related to these warrants, which is included in other liabilities in the accompanying condensed balance sheet at June 30, 2007.

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

The conversion feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5, “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF No. 98-5 To Certain Convertible Instruments,” the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount was fully amortized to interest expense prior to January 1, 2006. There was no amortization expense during the three and six months ended June 30, 2007 and 2006. The notes were paid off in June 2006. Of the $250,000 in proceeds, $100,000 came from related parties, including former officers of the Company.

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

The estimated fair value of the conversion feature decreased during the three and six months ended June 30, 2007 by $74,259 and $28,399 respectively. The Company recorded the decreases in estimated fair value of this derivative liability within change in fair value of derivative liabilities in the accompanying condensed statements of operations. As of June 30, 2007 the Company carries a derivative liability of $208,458 related to the conversion feature, which is included in other liabilities in the accompanying condensed balance sheet.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which was recorded as a debt discount and is being amortized to interest expense over the life of notes. The discount was fully amortized as of March 31, 2006.

During the three and six months ended June 30, 2007, $3,750 and $12,250 of principal balance and no accrued interest was converted into common stock. As of June 30, 2007, the outstanding principal balance is $260,000.

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

At the inception of the $2,000,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $2,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the three-year term of the notes. Amortization expense on the $2,000,000 Convertible Notes during the three and six months ended June 30, 2007 was $106,878 and $213,757 respectively. At June 30, 2007, the balance of unamortized discount is $97,738.

During the three and six months ended June 30, 2007, there were no conversions of the $2,000,000 Convertible Notes into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants of $26,193 to other liabilities from additional paid in capital. The balance of the derivative liability related to the $2,000,000 Convertible Notes conversion feature and warrants at June 30, 2007 was $51,569.

The estimated fair value of the conversion feature and warrants associated with the Longview $2,000,000 convertible notes during the three and six months ended June 30, 2007 decreased by $265,313 and $338,594, respectively. The estimated fair value of the conversion feature and warrants associated with the Longview $2,000,000 convertible notes during the three and six months ended June 30, 2006 increased by $227,447 and $615,974, respectively. Such increases or decreases to expense were recorded in change in fair value of derivative liabilities in the accompanying condensed statements of operations.

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

At the inception of the $1,000,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the note. Amortization expense on these notes during the three and six months ended June 30, 2007 was $112,404. At June 30, 2007, there is no unamortized discount. To date, the Company has issued 68,088 shares (post-reverse split) upon conversion of $13,040 aggregate principal and $53,081 of related accrued interest.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to other liabilities from additional paid in capital. The balance of the derivative liabilities related to the $1,000,000 Convertible Notes conversion feature and warrants at June 30, 2007 was $25,785.

The estimated fair value of the conversion feature and warrants associated with the Longview $1,000,000 convertible notes during the three and six months ended June 30, 2007 decreased by $132,657 and $169,297, respectively. The estimated fair value of the conversion feature and warrants associated with the Longview $1,000,000 convertible notes during the three and six months ended June 30, 2006 increased by $164,519 and $207,604, respectively. Such increases or decreases to expense were recorded within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

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

At the inception of the $300,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and were outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $300,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the three and six months ended June 30, 2007 was $37,500 and $75,000, respectively. Amortization expense on this note during the three and six months ended June 30, 2006 was $37,500 and $75,539, respectively.

To date, none of the $300,000 Convertible Notes or their related accrued interest have been converted into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital. The balance of the derivative liabilities related to the $300,000 Convertible Notes conversion feature and warrants at June 30, 2007 was $7,735.

The estimated fair value of the conversion feature and warrants associated with the Longview $300,000 convertible notes during the three and six months ended June 30, 2007 decreased by $39,717 and $50,789, respectively, and such change was recorded within change in fair value of derivative liabilities accompanying condensed statements of operations. The estimated fair value of the conversion feature and warrants associated with the Longview $300,000 convertible notes during the three and six months ended June 30, 2006 increased by $27,402 and $102,010, respectively, and such change was recorded within change in fair value of derivative liabilities accompanying condensed statements of operations.

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

The estimated fair value of the conversion feature was $120,681 at inception and none was allocated as discount against the note and $120,681 of such amount was recorded to change in fair value of derivative liabilities for the year ended December 31, 2006. The estimated fair value of the warrants was $132,167 at inception and $69,000 was allocated as discount against the note and $63,167 of excess discount was recorded to change in fair value of derivative liabilities in the condensed statements of operations. The balance of the derivative liabilities related to the $69,000 Convertible Notes conversion feature and warrants at June 30, 2007 was $1,779.

During the three and six months ended June 30, 2007 the estimated fair value of the conversion feature and warrants associated with the Longview $69,000 convertible notes decreased by $9,153 and $11,681, respectively, and was recorded within change in estimated fair value of derivative liabilities in the accompanying condensed statements of operations. During the period from April 5, 2006 (the inception date) to June 30, 2007 the estimated fair value of the conversion feature and warrants associated with the Longview $69,000 convertible notes increased by $6,831 and was recorded within change in estimated fair value of derivative liabilities in the accompanying condensed statements of operations.

Amortization of discount to interest expense on this note during the three and six months ended June 30, 2007 was $8,829 and $16,754, respectively. Amortization of discount to interest expense on this note during the period from April 5, 2006 (the inception date) to June 30, 2006 was $8,151.

During the three months ended June 30, 2007, there were no conversions of the $69,000 Convertible Notes into common stock.

Registration Rights - Longview.

The Longview notes and related warrant agreements contain provisions whereby the holders of notes and warrants are entitled to registration rights in the event the Company’s Regulation E exemption from registration ceases to be effective. This exemption (evidenced by a Form 1-E filed when the Company operated as a BDC), ceased to be effective on October 22, 2005. Specifically, subsequent to October 22, 2005, the Company was required to register with the SEC the shares issuable pursuant to the notes’ conversion feature and warrants. From the date that the Regulation E exemption ceased to be effective, the Company must file a registration statement with the SEC within 60 days and it must have such registration statement be effective within 90 days. The Company filed a Form SB-2 registration statement with the SEC on August 8, 2006. The registration statement never became effective and was with withdrawn on July 19, 2007.

Classification of Conversion Feature and Warrants - Longview.

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

Management estimated the value of the warrants using a Black-Scholes model. The fair value of the Longview warrant derivative liability at June 30, 2007 totaled $7,691 and is included in other liabilities in the accompanying condensed balance sheet.

Management estimated the value of the conversion feature using convertible bond pricing models while taking into consideration limitations on ownership (Longview cannot own in excess of 4.99% of the Company’s outstanding shares at any time) and estimated conversions during the term of the notes based upon expected dilution of the stock. The fair value of the Longview conversion feature derivative liability at June 30, 2007 totaled $79,177 and is included in other liabilities in the accompanying condensed balance sheet. During the three and six months ended June 30, 2007 the estimated fair value of the conversion feature and warrants associated with the all Longview convertible notes decreased by $446,920 and $570,361 respectively, and was recorded within change in estimated fair value of derivative liabilities in the accompanying condensed statements of operations.

During the three and six months ended June 30, 2006 the estimated fair value of the conversion feature and warrants associated with the all Longview convertible notes increased by $495,202 and $1,001,422 respectively, and was recorded within change in estimated fair value of derivative liabilities in the accompanying condensed statements of operations.

Liquidated Damages - Longview.

The Company is required to pay liquidated damages at the rate of 2% per month (based on the Longview notes’ outstanding principal balance) until such time as a Form SB-2 registration statement is effective. As of June 30, 2007 the Company has accrued $930,159 in liquidated damages, which is included in other liabilities in the accompanying balance sheet. Additional liquidated damages accrue at $51,390 per month based on the outstanding principal balance of the Longview notes in the amount of $2,638,499 as of June 30, 2007. To date, no liquidated damages have been paid.

On July 10, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Longview Fund L.P., Longview Equity Fund L.P., Longview International Equity Fund, L.P. (collectively hereinafter referred to as “Longview”), Stan Hirschman and Phil Pearce, in settlement of all claims relating to that certain lawsuit initiated on or around November 2, 2006 in the Supreme Court of the State of New York, index No. 603826-06 by Longview.

As a condition precedent and in settlement of all claims and counterclaims between the parties, the Company arranged for a third party investor to purchase from Longview for the sum of $1,100,000 all of Longview’s rights and interests to and under the convertible notes, subscription agreements and other related agreements between Longview and the Company and all warrants of the Company beneficially owned by Longview. In addition, Longview agreed to transfer to the Company all common shares of the Company beneficially owned by Longview, and Longview withdrew its UCC security interest against the Company. The condition precedent was satisfied on July 11, 2007 thus rendering the Settlement Agreement binding and effective that same date. A stipulation of discontinuance was filed with the Court dismissing the complaint and counterclaims with prejudice.

In connection with the transfer of the convertible notes and related agreements from Longview to the third party investor, the third party investor agreed to waive all defaults by the Company on the convertible notes and agreed to relieve the Company of its obligation to register shares related to the conversion features and warrants issued with the notes.

Montgomery Convertible Debentures.

(a) General Discussion.

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

Beginning January 15, 2007, the Company is required to redeem the debentures at a rate of no less than $60,000 per month of any then outstanding principal balance plus a redemption premium equal to 20% of the principal amount being redeemed. The Company is accreting the redemption premium as interest expense over the period from inception through each required monthly redemption date. During the three and six months ended June 30, 2007, the Company included $28,231 and $51,150 of redemption premium accretion in interest expense in the accompanying condensed statements of operations. At June 30, 2007, the redemption premium liability totals $91,993 and is included in other liabilities in the accompanying balance sheet.

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

In this transaction, Montgomery received three five-year warrants, all dated June 13, 2006, to purchase as follows:

•	Class A warrant to purchase 800,000 shares of common stock at an exercise price of $0.15.

•	Class B warrant to purchase 800,000 shares of common stock at an exercise price of $0.35 per share.

•
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

All the above fees have been paid.

These costs have been accounted for as deferred financing costs and are being amortized to interest expense over the life of the convertible debentures. During the three and six months ended June 30, 2007, $20,163 and $40,898 of deferred financing costs were amortized to interest expense. As of June 30, 2007, the unamortized balance of deferred financing costs related to the Montgomery Convertible Debentures is $108,345. In connection with this transaction, the Company granted to Montgomery certain demand rights under a registration rights agreement, dated June 13, 2006, to the shares to be issued upon conversion of the Montgomery debentures and the warrants.

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

On August 11, 2006, an additional $300,000 of the Montgomery Convertible Debentures was funded. The conversion feature of the notes does not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and reflected as a derivative liability. The estimated fair value of the conversion feature was $450,000 at inception and $300,000 was allocated as discount against the notes with the remaining $150,000 charged to change in fair value of derivative liabilities in the condensed statements of operations.

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

During the three and six months ended June 30, 2007, the Company recorded a decrease in fair value of $270,912 and $333,536, respectively related to the Montgomery conversion feature derivative liabilities within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

At June 30, 2007, $80,279 related to Montgomery convertible debentures conversion feature derivative liabilities is included in other liabilities in the accompanying balance sheet.

The estimated fair value of the warrants was $840,000 at inception and such amount was charged to change in fair value of derivative liabilities in the condensed statements of operations. During the three and six months ended June 30, 2007, the Company recorded a decrease in fair value of $220,800 and $245,600 of the warrants’ derivative liability within change in fair value of derivative liabilities in the accompanying condensed statements of operations. At June 30, 2007, $43,200 of Montgomery warrants’ derivative liability is included in other liabilities in the accompanying condensed balance sheet.

The discount of $983,347 is being amortized to interest expense over the two-year terms of the notes. Amortization of debt discount on this note for the three and six months ended June 30, 2007 was $112,126 and $207,814, respectively. At June 30, 2007, the unamortized balance of discount attributable to the Montgomery Convertible Debentures is $616,330.

During the three and six months ended June 30, 2007, there were no conversions of the Montgomery Convertible Debentures into common stock.

(b) Default Status of Debentures.

The Company is in default to Montgomery because: (1) the Company has not commenced the mandatory redemptions of principal; and (2) the Company has not made interest payments required by the convertible debentures.

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

Under a Pledge and Escrow Agreement, dated June 13, 2006, the Company has irrevocably pledged to Montgomery 15,212,982 shares of the Company’s common stock. This stock is held by an escrow agent (counsel for Montgomery) until the full payment of all amounts due under the Montgomery convertible debentures. Since an event of default has occurred, Montgomery has the option to declare the obligations to be due and payable immediately, by a notice in writing to the Company, and upon any such declaration, Montgomery has the right to have such shares transferred into its name and sold. Montgomery has not taken this step.

Since the debentures are in default, they are classified as current liabilities as of June 30, 2007.

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

Management concluded that the value of the Series A preferred shares was $200,000, which is being amortized over the three-year vesting period. During the three months ended March 31, 2007 and 2006, the Company recorded $16,666 and $16,666 of amortization as general and administrative expense in the accompanying condensed statements of operations. At June 30, 2007, the balance of $16,668 is carried as unearned compensation, contra equity, in the accompanying condensed balance sheet.

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

During the three and six months ended June 30, 2007, the fair value of the embedded conversion feature decreased by $132,300 and $144,180, respectively. The decrease was included in change fair value of derivative liabilities in the accompanying condensed statements of operations. At June 30, 2007 the balance of derivative liability related to the embedded conversion feature is $650,700 and is included in other liabilities in the accompanying condensed balance sheet.

Common Stock

During the three months ended June 30, 2007, the Company issued common stock, valued using either the market price on the date of issuance subject to discount as applicable or the value of the services rendered, whichever was more readily determinable, as follows:

(a) 12,330,772 restricted and free trading shares issued for services valued at $741,463, using the contract value or share price on date of issuance whichever was of greater evidence. $70,000 in value of the issued shares were recorded as deferred consulting fees in the accompanying balance sheet and amortized to stock-based compensation over the term of service and $671,463 were included in stock-based compensation expense upon issuance.

(b) 35,000,000 restricted shares were issued to an escrow agent to be held for sale under Regulation S.

(c) 102,040 restricted shares were issued in connection with conversions of convertible debt and related accrued interest valued at $3,750.

(d) 10,290,799 restricted shares issued under Regulation S for which cash proceeds of $413,661 were received. 3,600,000 of the issued shares were previously held in escrow.

Warrants

During the three and six months ended June 30, 2007 no warrants were issued by the Company. During the three and six months ended June 30, 2007, warrants representing 147,068 shares of common stock expired. As of June 30, 2007, warrants to purchase 3,668,481 shares of common stock are outstanding and exercisable.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments.

Since October, 2003, the Company operates its business from its corporate headquarters in Marina del Rey, California under an operating lease agreement for its office, manufacturing and research and development space of approximately 10,560 square feet, for a five-year term, ending in October 2008. In September 2007, the Company entered into a transaction where an unrelated third party paid a lump sum payment of $85,000 to buy out the remaining term of the lease.

Rent expense for the corporate headquarters was $35,286 and $36,342 for the three months ended June 30, 2006 and 2007, respectively. Rent expense for the corporate headquarters was $70,572 and $72,684 for the six months ended June 30, 2006 and 2007, respectively.

Commencing September 2007, the Company’s headquarters are located in Torrance, California under an operating lease agreement for its office, manufacturing and research and development space of approximately 3,940 square feet, for a three-year term, ending in August 2010.

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

In September 2007, a judgment was entered in favor of Brian Vallone and Anne Vallone in the amount of $19,000. The Company accrued an additional $7,600 to cover legal and court costs incurred by Brian Vallone and Anne Vallone. Such accruals will be reflected by the Company in the three months ended September 30, 2007.

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

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction. However, they subsequently stipulated to submit to discovery on jurisdictional issues, and their motion is adjourned until that discovery is completed.

On July 10, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Longview Fund L.P., Longview Equity Fund L.P., Longview International Equity Fund, L.P. (collectively hereinafter referred to as “Longview”), Stan Hirschman and Phil Pearce, in settlement of all claims relating to that certain lawsuit initiated on or around November 2, 2006 in the Supreme Court of the State of New York, index No. 603826-06 by Longview.

As a condition precedent and in settlement of all claims and counterclaims between the parties, the Company arranged for a third party investor to purchase from Longview for the sum of $1,100,000 all of Longview’s rights and interests to and under the convertible notes, subscription agreements and other related agreements between Longview and the Company and all warrants of the Company beneficially owned by Longview. In addition, Longview agreed to transfer to the Company of all common shares of the Company beneficially owned by Longview, and Longview withdrew its UCC security interest against the Company. The condition precedent was satisfied on July 11, 2007 thus rendering the Settlement Agreement binding and effective that same date. A stipulation of discontinuance was filed with the Court dismissing the complaint and counterclaims with prejudice.

Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. As of June 30, 2007, the aggregate monthly cost for these agreements was $20,616.

Payroll Taxes.

The Company accrued a total of $142,142 in back payroll taxes including penalties and interest as of June 30, 2007. The Company has been notified that the Internal Revenue Services has recorded federal tax liens against the Company in the office of the Los Angeles County Recorder aggregating $119,560 all of which is included in accounts payable and accrued liabilities in the accompanying condensed balance sheet. Such lien(s) may affect the ability of the Company to raise capital in the future. The Company is currently negotiating payment arrangements with the tax authorities. During the three months ended June 30, 2007, the Company paid $41,351 to reduce these liabilities.

8. RELATED PARTY TRANSACTIONS.

During the three and six months ended June 30, 2007 and 2006, the Company used the credit lines of Service Group, which is a company controlled by Jerry Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows. The Service Group submits monthly expense reports for reimbursement of expenses incurred on behalf of the Company.

During the three and six months ended June 30, 2007, the Company accrued interest of $997 and $1,983 on notes payable to Thomas Janes and Russell Janes, who are related to Don Boudewyn, executive vice president. At June 30, 2007 the balance owed to them is $44,460. During the six months ended June 30, 2007, no payments were made on the notes.

9. SUBSEQUENT EVENTS.

Stock Issuances.

(a) From July 1, 2007 to August 10, 2007 3,333,333 shares were issued from escrow for proceeds of $40,000.

(b) Between July 2, 2007 and July 19, 2007, the Company issued 26,939,683 shares of restricted shares of common stock pursuant to Regulation S for cash proceeds of $142,256.

(c) From July 5, 2007 to September 14, 2007, the Company issued 10,299,259 restricted shares of common stock in exchange for conversion of $63,142 of convertible debt and related accrued interest.

(d) Between July 13, 2007 and September 17, 2007, the Company issued 400,000 shares of free trading shares of common stock valued at $4,560 to settle legal fees.

(e) On July 16, 2007, 1,015,873 shares held in escrow pursuant to Longview convertible debt financings were returned to treasury and cancelled.

(f) On July 16, 2007, 552,198 shares held by Longview were returned to treasury and cancelled.

(g) Between July 18, 2007 and August 9, 2007, the Company issued 8,500,000 shares of restricted shares of common stock valued at $12,000 for consulting services.

(h) On August 16, 2007 the Company issued 1,005,780 restricted shares of common stock in exchange for conversion of $4,526 of Preferred B stock.

(i) On September 18, 2007, the Company issued $40,000 of convertible debt, which was paid directly to a service provider, which is due and payable on or before January 1, 2008. The interest rate is 14% per annum.

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

The Company is focused on developing, marketing and selling its innovative wireless solutions to university campus & enterprise wide-area-networks (“WAN”). As of October 2006, The Company is also focused on generating revenue as a Wireless Internet Service Provider (“WISP”) to hospitality properties. To a lesser degree, the Company earns revenue from installation services and extended warranties. In addition to manufacturing the existing product line, the Company has focused on developing new solutions that better serve its customers.

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

Because of the Company’s equipment, cost benefits, network design and network management experience, the Company believes its current business focus to hospitality, time share and planned communities in addition to equipment sales will result in the company realizing positive cash flow by the second quarter of 2008.

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

Results of Operations.

(a) Revenues.

Revenues from the equipment sales and service and WISP operations was $291,563 for the three months ended June 30, 2007 compared to $89,302 for the three months ended June 30, 2006, an increase of $202,261 or approximately 226%. Revenue from the equipment sales and service and WISP operations was $389,297 for the six months ended June 30, 2007 compared to $298,402 for the six months ended June 30, 2006, an increase of $90,895 or approximately 30%. The increase in revenue was primarily attributable to key sales personnel in the university campus market place performing and the significant growth in WISP operations. The Company expects the current sales personnel to increase sales as more university campuses look to upgrade their network infrastructure. Further, the WISP operation is expected to continue revenue growth over the next twelve months.

(b) Cost of Revenues.

Cost of revenues was $186,357 for the three months ended June 30, 2007 compared to $115,075 for the three months ended June 30, 2006, an increase of $71,282 or approximately 62%. Cost of revenues was $393,262 for the six months ended June 30, 2007 compared to $260,377 for the six months ended June 30, 2006, an increase of $132,885 or approximately 51%. The increase was principally due to increased products sales and increased WISP costs associated with increased WISP revenue. Going forward, the Company expects cost of revenue to increase in the aggregate but to increase at a lower rate in relation to increases in sales revenue. As WISP revenue increases, the cost of revenue that includes royalties, customer service and credit card processing costs is expected to increase as well.

(c) Operating Expenses.

Total operating expenses were $1,234,907 for the three months ended June 30, 2007 compared to $999,866, an increase of $235,041 or approximately 24%. Total operating expenses were $2,119,349 for the six months ended June 30, 2007 compared to $1,900,840, an increase of $218,509 or approximately 11%. The increase is principally attributable to increased use of outside law firms associated with the Longview litigation. As revenue increases, operating expenses are expected to increase during the next twelve months.

(d) Interest Expense.

Interest expense was $491,694 for the three months ended June 30, 2007 compared to $658,959 for the three months ended June 30, 2006, a decrease of $167,265 or approximately 25%. Interest expense was $1,088,510 for the six months ended June 30, 2007 compared to $1,237,033 for the six months ended June 30, 2006, a decrease of $148,523 or approximately 12%.

Ongoing amortization of beneficial conversion features and other debt discounts on the notes will decline in the next twelve months and beyond as the notes reach maturity. Interest expense for the next twelve months is expected to continue to decrease primarily as a result of (1) discontinued liquidated damages accruals associated with the Longview notes and debt, and (2) debt discounts that have largely been amortized. The expected decrease is expected to be offset by interest expense accruals attributable to larger principal balances of outstanding debt.

Costs recorded as interest expense for the three and six months ended June 30, 2007 and 2006 primarily consist of: (1) amortization of the beneficial conversion features and discounts associated with the convertible notes; (2) stated interest rates on notes and convertible notes; (3) liquidated damages; (4) accretion of redemption premium; and (5) amortization of deferred financing costs.

(e) Net Loss.

Net loss was $475,943 for the three months ended June 30, 2007 compared to $3,636,408 for the three months ended June 30, 2006, a decrease of $3,160,465 or approximately 87%. Net loss was $1,806,003 for the six months ended June 30, 2007 compared to $5,755,378 for the six months ended June 30, 2006, a decrease of $3,949,375 or approximately 69%. The decreased net loss is principally attributable to the change in fair value of derivative liabilities and to a lesser degree, decreases in interest expense, offset by an increase in legal fees primarily related to the Company’s defense related to the Longview litigation that was settled in July 2007. The net loss for the next twelve months and beyond is anticipated to decline as sales increase with lower rates of increase in operating expenses.

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

(l) Customer Concentration in WISP Operation.

The Company has many customers in the WISP operations. However, the ability to serve these customers is largely dependent upon one contract with Kenmark Communications, Inc. During the six months ended June 30, 2007 the Company generated 97% of WISP revenue and 53% of total revenue from this contract where the Company is an outsourced provider of WISP services. Should the Company become unable to perform its obligation under this contract, its ability to generate revenue could be adversely impacted. As the Company enters into new agreements, this customer concentration risk is expected to dissipate.

Operating Activities.

The net cash used in operating activities was $827,384 for the six months ended June 30, 2007 compared to $1,061,240 for the six months ended June 30, 2006, a decrease of $233,856 or approximately 22%. This decrease is attributed primarily to (1) depreciation associated with the WISP operations, (2) decreased headcount, and (3) settlement of legal and other consulting fees with common stock.

Investing Activities.

Net cash used in investing activities was $266,670 during the six months ended June 30, 2007 compared to net cash provided by investing activities of $18,635 during the six months ended June 30, 2006, a decrease of $285,305 or approximately 1,531%. This increase in cash used was the result of investment in WISP assets.

Liquidity and Capital Resources.

The Company’s current liabilities totaled $7,795,967 at June 30, 2007, and current assets totaled $335,594, resulting in a working capital deficit of $7,460,373 at June 30, 2007. Current liabilities are primarily due to: (1) financing the Company through the issuance of convertible notes all of which are in default and classified as current liabilities, (2) derivative liabilities over and above the principal balance of the convertible notes, and (3) increased accrued legal fees and other payables. At June 30, 2007, the Company’s current assets consisted of net accounts receivable totaling $106,376, net inventory of $105,701, deferred financing costs of $108,345, other current assets of $13,253 and cash of $1,919.

The Company incurred a net loss of $1,806,003 for the six months ended June 30, 2007. As of June 30, 2007, the Company has an accumulated deficit of $30,717,339.

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

The Company has been successful in obtaining the required cash resources through private placements, convertible notes and notes payable to service the Company’s operations during the six months ended June 30, 2007. The Company’s net cash provided by financing activities for the six months ended June 30, 2007 was $1,093,822, which resulted primarily from (1) the net proceeds of $824,371 from the sale of the common stock under Regulation S, and (2) net proceeds from issuance of a convertible debenture for $270,000.

Management plans to continue raising additional capital through a variety of fund raising methods during the next twelve months and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for its equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Obligations.

(a) Contractual Obligations.

The Company has contractual obligations to repay its notes payable and to make payments under its operating lease agreement:

Payments Due by Period

Contractual Obligations	Total	2007	2008	2009-2011	Thereafter

Convertible debt	$4,102,249	$4,102,249	$—	$—	$—
Notes payable	49,924	49,924	—	—	—
Operating leases	240,222	115,452	124,770	—	—
Total contractual cash obligations	$4,392,395	$4,267,625	$124,770	$—	$—

(b) Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. As of June 30, 2007, the aggregate monthly cost for these agreements was $20,616.

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

The WISP operation applies SAB No. 104 to recognize revenue as follows (a) persuasive evidence of an arrangement exists in the form of an order accepted online; (b) revenue recognized ratably as services are rendered over term of the contract; (c) the Company’s price to the buyer is fixed or determinable, as offered online; and (d) collectibility is reasonably assured as credit card is approved and billed and then customer is provided service.

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

(d) Warranty.

The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At June 30, 2007, warranty reserve approximated $26,055 is recorded in other current liabilities on the accompanying balance sheet.

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

(f) Allowance for Doubtful Accounts.

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer’s ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to allowance for doubtful accounts. At June 30, 2007, the Company carried an allowance for doubtful accounts of $25,016.

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

(i) Intangible Assets and Goodwill.

In October 2006, the Company acquired certain assets of GCI. Management allocated the purchase price according to the provisions of SFAS No. 141, “Business Combinations.” Management acquired three groups of assets: (1) fixed assets, primarily including computers and access points; (2) contracts to provide WISP services to certain timeshare properties generally expiring November 2008; and (3) goodwill. The fixed assets were allocated value in accordance with paragraph 37d of SFAS No. 141 at market value that approximated replacement cost. The contract was recorded in the accompanying balance sheet according to paragraph 37e as it met the criteria of paragraph 39 for contractual rights that are to be recognized as an asset separate from goodwill. The contract was valued at its estimated fair value determined using a discounted cash flow model. The excess of cost over the fair value of assets acquired or goodwill, primarily composed of workforce-in-place as going concern value and other non-separable intangible assets were negligible was valued by calculating the replacement cost of the operation acquired which included recruiting fees and labor cost to start up a similar operation.

Goodwill is periodically reviewed, but not less than annually for impairment as to its realizability in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. No triggering events were noted during the six months ended June 30, 2007 based on management’s estimates and assessments. Future events or circumstances could alter this assessment.

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

The Company has been informed by its independent registered public accounting firm in connection with the audit of the financial statements as of and for the year ended December 31, 2006 that certain matters were identified involving internal control that this firm considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were:

(a) inadequate segregation of duties in the areas of approving invoices and initiating wire transfers;

(b) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters as well as inadequate procedures for appropriately identifying, assessing and applying accounting principles generally accepted in the United States of America, specifically, the accounting for and reporting of debt and equity transactions, and inadequate procedures for appropriately identifying required filings under the SEC rules and regulations; and

(c) lack of an independent audit committee or independent members of the board of directors.

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

Changes in Controls and Procedures.

During the quarter ended June 30, 2007 there were no changes in the Company’s disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

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

In September 2007, a judgment was entered in favor of Brian Vallone and Anne Vallone in the amount of $19,000. The Company accrued an additional $7,600 to cover legal and court costs incurred by Brian Vallone and Anne Vallone. Such accruals will be reflected by the Company in the three months ended September 30, 2007.

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

On July 10, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Longview Fund L.P., Longview Equity Fund L.P., Longview International Equity Fund, L.P. (collectively hereinafter referred to as “Longview”), Stan Hirschman and Phil Pearce, in settlement of all claims relating to that certain lawsuit initiated on or around November 2, 2006 in the Supreme Court of the State of New York, index No. 603826-06 by Longview.

As a condition precedent and in settlement of all claims and counterclaims between the parties, the Company arranged for a third party investor to purchase from Longview for the sum of $1,100,000 all of Longview’s rights and interests to and under the convertible notes, subscription agreements and other related agreements between Longview and the Company and all warrants of the Company beneficially owned by Longview. In addition, Longview agreed to transfer to the Company of all common shares of the Company beneficially owned by Longview, and Longview withdrew its UCC security interest against the Company. The condition precedent was satisfied on July 11, 2007 thus rendering the Settlement Agreement binding and effective that same date. A stipulation of discontinuance was filed with the Court dismissing the complaint and counterclaims with prejudice.

In connection with the transfer of the convertible notes and related agreements from Longview to the third party investor, the third party investor agreed to waive all defaults by the Company on the convertible notes and agreed to relieve the Company of its obligation to register shares related to the conversion features and warrants issued with the notes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended on June 30, 2007 that were not previously disclosed in a Form 8-K. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Montgomery Convertible Debentures.

The Company is in default to Montgomery because: (1) the Company has not commenced the mandatory redemptions of principal; and (2) the Company has not made interest payments required by the convertible debentures. On March 19, 2007, the Company received $300,000 (gross) on Montgomery debentures; this was the last installment due under this debenture and thus Montgomery waived the registration requirement under the registration rights agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

Stock Issuances.

(a) From July 1, 2007 to August 10, 2007 3,333,333 shares were issued from escrow for proceeds of $40,000.

(b) Between July 2, 2007 and July 19, 2007, the Company issued 26,939,683 shares of restricted shares of common stock pursuant to Regulation S for cash proceeds of $142,256.

(c) From July 5, 2007 to September 14, 2007, the Company issued 10,299,259 restricted shares of common stock in exchange for conversion of $63,142 of convertible debt and related accrued interest.

(d) Between July 13, 2007 and September 17, 2007, the Company issued 400,000 shares of free trading shares of common stock valued at $4,560 to settle legal fees.

(e) On July 16, 2007, 1,015,873 shares held in escrow pursuant to Longview convertible debt financings were returned to treasury and cancelled.

(f) On July 16, 2007, 552,198 shares held by Longview were returned to treasury and cancelled.

(g) Between July 18, 2007 and August 9, 2007, the Company issued 8,500,000 shares of restricted shares of common stock valued at $12,000 for consulting services.

(h) On August 16, 2007 the Company issued 1,005,780 restricted shares of common stock in exchange for conversion of $4,526 of Preferred B stock.

(i) On September 18, 2007, the Company issued $40,000 of convertible debt, which was paid directly to a service provider, which is due and payable on or before January 1, 2008. The interest rate is 14% per annum.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5G Wireless Communications, Inc.

Dated: September 19, 2007	By:	/s/ Jerry Dix
Jerry Dix
Chief Executive Officer

Dated: September 19, 2007	By:	/s/ Andrew D. McCormac
Andrew D. McCormac,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

1	Agency Agreement between the Company and May Davis Group, Inc., dated April 1, 2003 (incorporated by reference to Exhibit 1 of the Form 10-QSB/A filed on November 17, 2003).

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

10.4
Executive Employment Agreement between the Company and Peter Trepp, dated July 4, 2003 (including Exhibit A: Employee Proprietary Information and Inventions Agreement) (the following exhibits have been omitted: Exhibit A – Schedule A: Employee’s Disclosure; and Exhibit A – Schedule B: Termination Certificate Concerning 5G Wireless Communications, Inc. Proprietary Information (incorporated by reference to Exhibit 10 of the Form 10-QSB filed on November 24, 2003).

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