Form 10QSB
period 2007-09-30
5 G WIRELESS COMMUNICATIONS INC
filed 2007-12-20
CIK 1100748

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-30448

5G WIRELESS COMMUNICATIONS, INC.
(Exact Name of Company as Specified in Its Charter)

Nevada	20-0420885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2771 Plaza del Amo, Suite 805, Torrance, California 90503
(Address of Principal Executive Offices)

  (310) 328-0495 .
(Company’s Telephone Number)

______________________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒. (1)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

As of December 12, 2007, the Company had 122,619,119 shares of common stock issued and outstanding (the Company had 42,519,435 additional shares held in escrow as of that date).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

(1) Certain of the issuances disclosed under Part II, Item 5 of the Form 10-QSB for the periods ended June 30, 2007 should have been disclosed in a Form 8-K.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Cash	$1,944
Accounts receivable, net of allowance for doubtful accounts of $5,234	21,506
Inventory, net of reserve of $10,193	57,119
Deferred financing costs, net	84,062
Other current assets	36,442
Total current assets	201,073
Property and equipment, net of accumulated depreciation and amortization of $419,840	354,294
Intangible assets, net of accumulated amortization of $164,958	211,668
Goodwill, net	100,000
Total assets	$867,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued liabilities	$1,451,310
Notes payable	47,392
Related party notes and advances	45,469
Accrued interest payable	745,916
Other liabilities	3,528,606
Convertible notes payable, net of discount of $554,007	3,511,493
Total current liabilities	9,330,186

Stockholders’ deficit:
Preferred Series A convertible stock, $0.001 par value; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Preferred Series B convertible stock, $0.001 par value; 5,000,000 shares authorized; 540,000 shares issued and outstanding	532
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 162,499,665 (1) shares issued and outstanding	162,500
Additional paid-in capital	24,078,514
Common stock held in escrow	(42,520)
Unearned compensation	—
Deferred consulting fees	(20,283)

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)
(continued)

Accumulated deficit	(32,644,894)
Total stockholders’ deficit	(8,463,151)
Total liabilities and stockholders’ deficit	$867,035

(1) Includes 27,107,667 shares held in escrow for sale to pursuant to Regulation S, 15,212,982 shares held in escrow in connection with the Securities Purchase Agreement with Montgomery Equity Partners, LP; and 198,786 of escrow shares issued to Global Connect, Inc. in 2006

The accompanying notes are an integral part of these condensed financial statements

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues	$339,820	$274,233	$729,117	$572,635
Gain on buyout of lease	85,000	—	85,000	—
Cost of revenues	220,787	214,408	614,050	474,784
Gross profit	204,033	59,825	200,067	97,851

Operating expenses:
General and administrative	400,052	526,733	2,070,564	1,915,253
Sales and marketing	88,068	100,397	294,400	404,536
Research and development	23,282	108,134	83,034	295,515
Depreciation and amortization	85,381	6,316	268,133	27,117
Total operating expenses	596,783	741,580	2,716,131	2,642,421

Operating loss	(392,750)	(681,755)	(2,516,064)	(2,544,570)

Interest expense (including amortization of financing costs and debt discount)	681,921	(694,903)	(406,589)	(1,931,936)

Change in fair value of derivative liabilities	(2,216,726)	1,510,555	(810,905)	(442,488)

Net profit (loss)	(1,927,555)	133,897	(3,733,558)	(4,918,994)

Cumulative undeclared dividends and deemed dividends on preferred stock	(13,611)	(13,611)	(40,389)	(1,359,938)

Net profit (loss) applicable to common stockholders	$(1,941,166)	$120,286	$(3,773,947)	$(6,278,932)

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Profit (loss) per common share applicable to common stockholders:
Basic and diluted (1)	$(0.02)	$0.02	$(0.12)	$(0.95)

Basic and diluted weighted average common shares outstanding (1)	96,258,759	7,783,513	32,616,291	6,187,780

(1) Excludes shares held in escrow.

The accompanying notes are an integral part of these condensed financial statements

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(3,733,558)	$(4,918,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	50,000	49,999
Amortization of debt discount on convertible notes	866,772	1,088,050
Amortization of deferred financing costs	65,180	21,158
Depreciation and amortization	268,133	27,114
Fair value of common stock and warrants issued for services	765,177	701,607
Common Stock issued for financing fees	—	32,800
Bad debt expense	183	195,444
Change in fair value of derivative liabilities	770,516	442,488
Amortization of deferred consulting fees	82,411	—
Changes in operating assets and liabilities:
Accounts receivable	74,683	82,887
Inventory	39,896	(38,024)
Other current assets	(28,354)	(157,735)
Other assets	63,525	—
Accounts payable and accrued liabilities	383,512	206,915
Accrued interest	201,671	291,011
Other liabilities	(728,290)	209,319
Net cash used in operating activities	(858,543)	(1,765,961)

Cash flows from investing activities:
Purchases and deployment of property and equipment	(410,478)	(4,420)
Disposition of property and equipment	—	18,635
Net cash provided by (used in) investing activities	(410,478)	14,215

Cash flows from financing activities:
Related party notes and advances	2,992	55,697
Repayments on notes payable	(3,532)	(3,500)
Payment of deferred financing costs	(30,000)	(139,178)
Proceeds from issuance of convertible notes	340,000	969,000
Net proceeds from issuance of preferred Series B stock	—	475,328

5G WIRELESS COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash paid for interest	(3,250)	—
Shares received in Longview settlement	(8,835)	—
Net proceeds from issuance of common stock	971,439	341,012
Net proceeds from exercise of warrants	—	13,829
Net cash flows provided by financing activities	1,268,814	1,712,188

Net increase (decrease) in cash	(207)	(39,558)

Cash, beginning of period	2,151	85,357

Cash, end of period	$1,944	$45,799

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$108,155	$418,843

Debt discounts on convertible notes	$123,347	$969,000

Reduction in fair value of deferred consulting fees	$(235,531)	$—

Reclassification of conversion feature and warrant derivative liability from additional paid in capital	$—	$52,632

Imputed dividend on preferred Series B	$—	$1,331,389

Acquisition of assets with common stock	$150,000	$—

Cumulative preferred Series B undeclared dividends	$40,389	$28,549

Common stock issued and held in escrow	$35,000	$15,213

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

During the nine months ended September 30, 2007, the Company incurred net losses totaling $3,733,558, had net cash used in operating activities totaling $858,543 and had an accumulated deficit of $32,644,894 as of September 30, 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management plans to continue raising additional capital through a variety of fund raising methods during 2007 and to pursue all available financing alternatives as necessary to fund operations. Management also expects that WISP revenue will begin to contribute significantly to cash flow, especially into 2008 as the Company establishes critical mass with respect to properties deployed. Management may also consider partnerships or strategic alliances to strengthen its financial position. In addition, the Company will continue to seek additional funds to ensure its successful growth strategy as a WISP to hospitality and similar properties and to, when appropriate, consider investments in companies with strategic information and communications technologies or applications. In April 2007, the Company issued 35,000,000 shares that are held by an escrow agent to be sold under Regulation S. As of September 30, 2007, 7,892,333 shares were sold and 27,107,667 remain in escrow. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company’s financial position as of September 30, 2007, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents.

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. At September 30, 2007, the Company has cash of $1,944. At September 30, 2007, the Company had no cash equivalents.

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

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer's ability to meet current or future commitments and the industry and general economic outlook. Based on judgment and experience, the Company provides an allowance for doubtful accounts against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and the allowance for doubtful accounts is reduced. During the three months ended September 30, 2007, the Company recorded bad debt expense totaling $183.

Inventory.

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value.

Such net realizable value is based on management’s anticipated sales of the Company’s products or services in the near term. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheet. An inventory reserve has been provided for raw materials not currently used in products for deployment in the WISP operation or offered for sale to the public. At September 30, 2007, the balance of the reserve for obsolete inventory of $10,193 is included within inventory on the accompanying condensed balance sheet.

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

Goodwill.

Goodwill is periodically reviewed, but no less than annually for impairment as to its realizability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. No triggering events were noted during the nine months ended September 30, 2007 based on management’s estimates and assessments. Future events or circumstances could alter this assessment. At September 30, 2007, the balance of goodwill is $100,000 and is recorded in the accompanying condensed balance sheet.

Long-Lived Assets.

Intangible assets and other long-lived assets with definite lives are amortized over their useful lives, currently approximately two years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the excess of carrying value of the assets over the estimated fair value of the assets. No triggering events were noted during the three months ended September 30, 2007. At September 30, 2007, the balance of unamortized intangible assets is $211,668 and is recorded in the accompanying condensed balance sheet.

Concentrations of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash funds in bank deposits in highly rated financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At September 30, 2007, there were no funds in excess of the FDIC limit.

The Company’s customers are located in the United States and other countries.

During the nine months ended September 30, 2007, there was no customer that accounted for more than 10% of the Company’s revenues.

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Customer Concentration.

The Company has many customers in the WISP operations. However, the ability to serve these customers is largely dependent upon one contract where the Company is an outsourced provider of WISP services. During the nine months ended September 30, 2007 the Company generated 75% of WISP revenue and 40% of total revenue from this contract. Should the Company become unable to perform its obligation under this contract, its ability to generate revenue could be adversely impacted. As the Company enters into new agreements, this customer concentration risk is expected to dissipate.

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

Income Taxes/FIN 48 Disclosure.

The Company adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, on January 1, 2007. The implementation of FIN No. 48 did not result in any adjustment to the Company's beginning tax positions. The Company reduces the gross amount of deferred tax assets and unrecognized tax benefits by a valuation allowance equal to the amount that more likely than not will not be realized. As of January 1, 2007 and September 30, 2007, the Company did not have any unrecognized tax benefits.

The Company’s policy is to recognize accrued interest on taxes in interest expense and accrued penalties on taxes in general and administrative expense.

The Company is not currently under examination. The statute of limitations has expired for all tax years prior to 2004 for federal income taxes and 2003 for state income taxes.

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

Basic and Diluted Loss per Common Share.

Under SFAS No. 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Issued shares held in escrow are not considered for basic or diluted earnings per share. Because the Company has incurred net losses, basic and diluted loss per share is the same since additional potential common shares would be anti-dilutive. The calculated diluted loss per share at September 30, 2007 does not consider the shares, attributable to escrow shares, convertible debt securities and warrants, which are potentially dilutive.

Fair Value of Financial Instruments.

The carrying value of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. At September 30, 2007, the fair value of the convertible notes amounts to $5,808,286, based on the Company’s incremental borrowing rate. The carrying value of the convertible notes and debentures, derivative liabilities, liquidated damages and redemption premiums associated with the convertible notes and debentures approximates fair value based on assumptions which include using the Black-Scholes model and convertible debt and equity financial pricing models.

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

Stock-Based Compensation Arrangements.

Commencing January 1, 2006, the Company accounts for stock issued to non-employees for services under SFAS No. 123-R. During the nine months ended September 30, 2007, there were no options issued to employees, directors or related third parties, nor did any outstanding option awards vest during 2006 that would be accounted for under SFAS No. 123-R.

During the three and nine months ended September 30, 2007, the Company incurred total stock-based compensation expense of $16,521 and $847,589, respectively from issuance of 13,900,000 and 29,016,895 shares, respectively. As of September 30, 2007, there were no options outstanding to employees, directors or others.

Warranty.

The Company provides a warranty on all manufactured products, including both hardware and software components, sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At September 30, 2007, the warranty reserve was $26,055, which is included in other current liabilities in the accompanying balance sheet.

Shipping and Handling Costs.

Shipping and/or handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Research and Development.

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs for the three and nine months ended September 30, 2007 were $23,282 and $83,034, respectively.

Segment Disclosures.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. During the three and nine months ended September 30, 2007, the Company operated in two segments, WISP, and product sales and service. During the three and nine months ended September 30, 2006 the Company operated in product sales and service only.

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by operating divisional areas as disclosed in the Company’s statements of operations. Operating division segment information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales to external customers:
Product sales and service	$276,026	$274,233	$455,407	$572,635
WISP service	148,794	—	358,710	—
Total sales to external customers	$424,820	$274,233	$814,117	$572,635

Net profit (loss):
Product sales and service	$(1,964,334)	$120,286	$(3,733,809)	$(6,278,932)
WISP service	36,779	—	251	—

Net loss	$(1,927,555)	$120,286	$(3,733,558)	$(6,278,932)

	As of September 30,
	2007	2006
Identifiable assets by operating division:
Product sales and service:
Tangible assets	$18,770	$197,974
Intangible assets	142,098	388,745
Product sales and service	160,868	586,719
WISP service:
Tangible assets	392,642	—
Intangible assets	313,525	—
WISP service	706,167	—

Total identifiable assets	$867,035	$586,719

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by geographic areas as disclosed in the Company’s condensed statements of operations. Geographical information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales to external customers:
United States	$374,249	$—	$750,325	$—
Europe	4,417	—	4,417	—
Asia	46,154	—	59,375	—

Total sales to external customers	$424,820	$—	$814,117	$—

	As of September 30,
	2007	2006
Long-lived assets by area:
North America	$665,962	$39,469
All other geographic regions	—	—

Total long-lived assets	$665,962	$39,469

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

Operating results relating to the certain assets of GCI acquired have been included in the accompanying financial statements for the three and nine months ended September 30, 2007.

The Company issued a total of 861,174 shares in connection with the acquisition of GCI. This included 492,841 restricted shares of common stock issued directly to GCI. These shares were valued at $182,351 ($0.37 per share) pursuant to the terms of the purchase agreement. On October 24, 2006, the Company issued 76,667 shares ($0.15 per share or $11,500) to satisfy a debt owed by GCI to a vendor. On March 14, 2007, the Company issued 291,666 shares ($0.12 per share or $35,000) to former employees of GCI pursuant to the acquisition contract for certain assets of GCI which are included in the accompanying financial statements as if they were issued by December 31, 2006 as required by the contract. The aggregate purchase price can result in up to $935,000 in total consideration provided certain future sales goals are met. The additional consideration will be satisfied with additional shares of the Company’s common stock. The formula for such additional consideration is 100 shares for each incremental rentable timeshare or hospitality unit for which contracts to provide WISP service are obtained until the contingent consideration reaches the maximum of 1,579,072 shares. Such shares are required to be issued within 5 days of each quarter end for contracts signed in the prior quarter. During the three months ended September 30, 2007, additional contracts were signed and 17,200 shares valued at $344 were required to be issued. As of September 30, 2007, 61,410 shares valued at $7,983 have been issued as contingent consideration. On December 8, 2006 the Company also issued 198,786 shares ($0.22 per share, or $43,733) to be held in escrow to guarantee a note payable by GCI to a vendor.

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

October 4, 2006

Assets acquired:
Fixed assets	$70,850
Contracts	226,626
Goodwill	100,000
Total assets acquired	$397,476

Acquisition costs:
Cash paid	$140,125
Common stock issued	228,851
Liabilities assumed	28,500
Total acquisition costs	$397,476

2.  INVENTORY

Inventory consisted of the following at September 30, 2007:

Raw materials	$55,033
Work in process	—
Finished goods	12,279
Inventory, gross	67,312

Reserve for obsolete inventory	(10,193)

Inventory, net	$57,119

3.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consisted of the following:

Building improvements	$-
Computers	269,654
Furniture and fixtures	18,067
Software	26,194
Hospitality assets	460,219
Fixed assets, gross	774,134

Accumulated depreciation	(419,840)

Fixed assets, net	$354,294

4. OTHER LIABILITIES

Other liabilities at September 30, 2007 consisted of the following:

Series B preferred stock - conversion feature derivative liabilities	$893,296

$805,000 convertible notes - conversion feature derivative liabilities	95,340

Longview convertible notes - conversion feature derivative liabilities	1,107,906

Longview convertible notes - warrants derivative liabilities	2,560

Montgomery convertible debentures - conversion feature derivative liabilities	926,342

Montgomery convertible debentures - warrants derivative liabilities	300,800

Montgomery notes - redemption liability	119,813

Series B preferred stock - cumulative accrued dividends	82,549

Total	$3,528,606

See Notes 5 and 6 for a description of the Company’s debt and equity instruments that are hosts to derivative liabilities.

5.  NOTES PAYABLE

Notes payable and convertible notes payable consist of the following at September 30, 2007:

$50,000 note payable, interest bearing at 10% per annum, with principal and interest maturing in November 2008	$15,392
$32,000 note payable, interest bearing at 10% per annum, with principal and interest currently due and payable	32,000

Total notes payable	47,392

$805,000 convertible notes, bearing interest at 9% per annum, net of principal converted of $577,000, matures in March 2008	227,000
$2,000,000 convertible notes, bearing interest at rate of 5%, net of discount of $0 and $717,460 of principal converted, which matured in September 2007, currently due and payable	1,282,540
$1,000,000 convertible notes, bearing interest at rate of 10.75%, net of discount of $0 and $43,040 of principal converted, which matured in March 2007, currently due and payable	956,960
$300,000 convertible note, bearing interest at rate of 10.75%, net of discount of $0, which matured in July, 2007, currently due and payable	300,000
$69,000 convertible note, bearing interest at rate of 12%, net of discount of $23,170 which matured in April 2007, currently due and payable	45,830
$600,000 convertible note, bearing interest at 12%, net of discount of $259,526 and $10,000 of principal converted, maturing in June 2008	330,474
$300,000 convertible note, bearing interest at 12%, net of discount of $169,559, maturing in August 2008	130,441
$300,000 convertible note, bearing interest at 12%, net of discount of $62,811, maturing in March 2009	237,189
$40,000 convertible note, bearing interest at 12%, net of discount of $38,941, maturing in January 2008	1,059

Total convertible notes payable	3,511,493

Total	$3,558,885

Note Payable - $50,000.

On March 21, 2003, the Company signed a $50,000 promissory note that as of September 30, 2007 had a balance of $15,392. The Company restructured the note in February 2007 with the note holder to make monthly payments of $1,000. The note currently matures in November 2008. During the three and nine months ended September 30, 2007, $1,000 and $3,532 was paid on the note respectively. The default interest rate is 10% and at September 30, 2007, $528 of accrued interest was payable.

Note Payable - $32,000.

On June 1, 2006, the Company signed a $33,000 loan agreement that as of December 31, 2006 had a balance of $32,000 and is currently due and payable. $11,000 was paid on the note in May 2006. An additional $10,000 was drawn on the note in November 2006. During the three and nine months ended September 30, 2007 no payments were made. The note originally matured on July 31, 2006 and is currently in default. The default interest rate is 10%. At September 30, 2007, $4,104 of accrued interest was payable. The Company is accruing interest on this note at the default rate.

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

Each investor was issued a warrant to purchase shares of our common stock equal to 40% of the amount invested in the notes. As of September 30, 2007, warrants to purchase 13,716 shares of common stock were outstanding.

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

The estimated fair value of the warrants at June 13, 2006, the date of reclassification resulting from the issuance of the Montgomery debt, was $4,800. At September 30, 2007, the estimated fair value of such warrants was $0. During the three and nine months ended September 30, 2007, the Company recorded reductions to change in the estimated fair value of derivative liabilities of $14 and $411 respectively, in the condensed statements of operations. The Company carries a derivative liability of $0 related to these warrants, which is included in other liabilities in the accompanying condensed balance sheet at September 30, 2007.

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

The conversion feature of the $250,000 Convertible Notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5, “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF No. 98-5 To Certain Convertible Instruments,” the Company has estimated the fair value of such BCF to be approximately $176,000 related to these notes and recorded such amount as a debt discount. Such discount was fully amortized to interest expense prior to January 1, 2006. There was no amortization expense during the three and nine months ended September 30, 2007 and 2006. The notes were paid off in June 2006. Of the $250,000 in proceeds, $100,000 came from related parties, including former officers of the Company.

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

On June 13, 2006, the Company issued convertible note instruments with variable conversion features and not subject to a floor exercise price. Consequently, due to these terms, the number of shares required for settlement is indeterminate. Accordingly, at June 30, 2006, after considering all other commitments that may require the issuance of stock during the maximum period the convertible notes could remain outstanding, the Company determined that it is possible it may not have sufficient authorized and unissued shares available to settle the convertible notes. Accordingly, the fair value of the conversion feature of $0 associated with the $715,000 Convertible Notes was reclassified to derivative liabilities (included in other liabilities-See Note 2).

The estimated fair value of the conversion feature decreased during the three and nine months ended September 30, 2007 by $113,118 and $141,517, respectively. The Company recorded the decreases in estimated fair value of this derivative liability within change in fair value of derivative liabilities in the accompanying condensed statements of operations. As of September 30, 2007 the Company carries a derivative liability of $95,340 related to the conversion feature, which is included in other liabilities in the accompanying condensed balance sheet.

In connection with the issuance of the $715,000 Convertible Notes, the Company paid issuance costs of $74,500, which was recorded as a debt discount and is being amortized to interest expense over the life of notes. The discount was fully amortized as of March 31, 2006.

During the three and nine months ended September 30, 2007, $33,000 and $45,250 of principal balance and no accrued interest was converted into common stock. As of September 30, 2007, the outstanding principal balance is $227,000. In April 2006, the notes expired; however, on May 22, 2006, the parties agreed to extend the due date to March 31, 2008.

Longview Convertible Notes:

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

At the inception of the $2,000,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company estimated the fair value of such BCF to be approximately $2,000,000 and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the three-year term of the notes. Amortization expense on the $2,000,000 Convertible Notes during the three and nine months ended September 30, 2007 was $97,378 and $311,135 respectively. At September 30, 2007, there was no unamortized discount.

During the three and nine months ended September 30, 2007, there were no conversions of the $2,000,000 Convertible Notes into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants of $26,193 to other liabilities from additional paid in capital.

On July 10, 2007, the Company entered into a Settlement Agreement with the Longview Funds (see Note 7).

The balance of the derivative liability related to the $2,000,000 Convertible Notes conversion feature and warrants at September 30, 2007 was $659,226.

The estimated fair value of the conversion feature and warrants associated with the $2,000,000 Convertible Notes during the three and nine months ended September 30, 2007 increased by $613,749 and $422,789, respectively, and such changes were recorded in change in fair value of derivative liabilities in the accompanying condensed statements of operations.

The estimated fair value of the conversion feature and warrants associated with the $2,000,000 Convertible Notes during the three and nine months ended September 30, 2006 decreased by $145,561 and increased by $470,413, respectively, and such changes were recorded within change in fair value of derivative liabilities in the accompanying condensed statements of operations

$1,000,000 Convertible Notes.

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

At the inception of the $1,000,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and was outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $1,000,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the note. Amortization expense on these notes during the three and nine months ended September 30, 2007 was $0 and $112,404, respectively. At September 30, 2007, there is no unamortized discount. To date, the Company has issued 5,290,896 shares (post-reverse split) upon conversion of $43,040 aggregate principal.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to other liabilities from additional paid in capital.

On July 10, 2007, the Company entered into a Settlement Agreement with the Longview Funds (see Note 7).

The balance of the derivative liability related to the $1,000,000 Convertible Notes conversion feature and warrants at September 30, 2007 was $329,613.

The estimated fair value of the conversion feature and warrants associated with the $1,000,000 Convertible Notes during the three and nine months ended September 30, 2007 increased by $306,874 and $211,395, respectively, and such changes were recorded within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

The estimated fair value of the conversion feature and warrants associated with the $1,000,000 Convertible Notes during the three and nine months ended September 30, 2006 decreased by $72,781 and $242,078, respectively, and such changes were recorded within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

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

At the inception of the $300,000 Convertible Notes, the conversion feature and the warrants could be settled in unregistered shares and were outside the scope of EITF No. 00-19. Consequently, pursuant to EITF No. 98-5 and EITF No. 00-27, the Company has estimated the fair value of such BCF to be approximately $300,000 related to these notes and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the two-year term of the notes. Amortization expense on this note during the three and nine months ended September 30, 2007 was $8,334 and $83,333, respectively. At September 30, 2007, there is no unamortized discount. To date, none of the $300,000 Convertible Notes or their related accrued interest has been converted into common stock.

On October 22, 2005, upon the de-election as a BDC, the shares underlying the conversion feature and the warrants were required to be registered. As a result, the Company reclassified the fair value of the conversion feature and the warrants to derivative liability from additional paid in capital.

On July 10, 2007, the Company entered into a Settlement Agreement with the Longview Funds (see Note 7).

The balance of the derivative liability related to the $300,000 Convertible Notes conversion feature and warrants at September 30, 2007 was $98,884.

The estimated fair value of the conversion feature and warrants associated with the $300,000 Convertible Notes during the three and nine months ended September 30, 2007 increased by $92,062 and $63,418, respectively, and such changes were recorded within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

The estimated fair value of the conversion feature and warrants associated with the $300,000 Convertible Notes during the three and nine months ended September 30, 2006 decreased by $21,834 and $72,623, respectively, and such changes were recorded within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

$69,000 Convertible Notes.

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

On July 10, 2007, the Company entered into a Settlement Agreement with the Longview Funds (see Note 7).

The estimated fair value of the conversion feature was $120,681 at inception and none was allocated as discount against the note and $120,681 of such amount was recorded to change in fair value of derivative liabilities for the year ended December 31, 2006.

The estimated fair value of the warrants was $132,167 at inception and $69,000 was allocated as discount against the note and $63,167 of excess discount was recorded to change in fair value of derivative liabilities in the condensed statements of operations. The balance of the derivative liabilities related to the $69,000 Convertible Notes conversion feature and warrants at September 30, 2007 was $22,743.

During the three and nine months ended September 30, 2007 the estimated fair value of the conversion feature and warrants associated with the $69,000 Convertible Notes increased by $21,174 and $14,586, respectively, and was recorded within change in estimated fair value of derivative liabilities in the accompanying condensed statements of operations. During the three months ended and the period from April 5, 2006 (the inception date) to September 30, 2007 the estimated fair value of the conversion feature and warrants associated with the $69,000 Convertible Notes decreased by $1,512 and 13,193 and was recorded within change in estimated fair value of derivative liabilities in the accompanying condensed statements of operations.

Amortization of discount to interest expense on this note during the three and nine months ended September 30, 2007 was $9,837 and $26,591, respectively. Amortization of discount to interest expense on this note during three months ended and the period from April 5, 2006 (the inception date) to September 30, 2006 was $8,625 and 16,776, respectively.

During the three and nine months ended September 30, 2007, there were no conversions of the $69,000 Convertible Notes into common stock.

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

Longview Settlement.

On July 10, 2007, the Company entered into a Settlement Agreement with the Longview Funds (see Note 7). In connection with the transfer of the convertible notes and related agreements from Longview to the third party investor, the third party investor agreed to waive all defaults by the Company on the convertible notes, including the filing of the SB-2 and agreed to relieve the Company of its obligation to register shares related to the conversion features and warrants issued with the notes. As a result, the Company has reversed the $930,159 in accrued liquidated damages, and reduced the interest rate to that which is stated on the notes, thus reducing the interest expensed from $592,734 to $296,310 for the $2,000,000 Convertible Notes and the $1,000,000 Convertible Notes.

On July 10, 2007, the $2,000,000 Convertible Notes and the $1,000,000 Convertible Notes were assigned to TAIB Bank, BSC, and the terms of these notes were extended from September 22, 2007 to September 22, 2008. The $300,000 Convertible Notes and the $69,000 Convertible Notes, along with all the warrants related to all the notes, remain with Cornell Capital.

Montgomery Convertible Debentures:

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

Beginning January 15, 2007, the Company is required to redeem the debentures at a rate of no less than $60,000 per month of any then outstanding principal balance plus a redemption premium equal to 20% of the principal amount being redeemed. The Company is accreting the redemption premium as interest expense over the period from inception through each required monthly redemption date. During the three and nine months ended September 30, 2007, the Company included $29,820 and $80,970 of redemption premium accretion in interest expense in the accompanying condensed statements of operations. At September 30, 2007, the redemption premium liability totals $119,813 and is included in other liabilities in the accompanying balance sheet. During the three and nine months ended September 30, 2007 $2,000 and $2,000 respectively, of redemption premium was paid.

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

These costs have been accounted for as deferred financing costs and are being amortized to interest expense over the life of the convertible debentures. During the three and nine months ended September 30, 2007, $23,157 and $61,805 of deferred financing costs were amortized to interest expense. As of September 30, 2007, the unamortized balance of deferred financing costs related to the Montgomery Convertible Debentures is $81,750. In connection with this transaction, the Company granted to Montgomery certain demand rights under a registration rights agreement, dated June 13, 2006, to the shares to be issued upon conversion of the Montgomery debentures and the warrants.

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

On March 19, 2007, the final $300,000 of the Montgomery Convertible Debentures was funded. The conversion feature of the notes does not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and reflected as a derivative liability. The estimated fair value of the conversion feature was $83,347 at inception and $83,347 was allocated as discount against the notes.

On September 18, 2007, the Company entered into a promissory note agreement with YA Global Investments, LP, and affiliate of Montgomery Equity Partners, LP for $40,000, annual interest of 14% and is due on January 1, 2008. The conversion feature of the note does not meet all of the criteria of EITF No. 00-19 as the number of shares is not fixed and therefore the scope exception of paragraph 11(a) of SFAS No. 133 is not met. As a result, the conversion feature must be bifurcated from the host note and reflected as a derivative liability. The estimated fair value of the conversion feature was $6,781 at inception and $6,781 was allocated to interest expense.

The note holder received warrants to purchase shares of common stock based on the following formula:

A Warrant was issued for 40,000,000 shares of common stock convertible to $0.001 shares until September 18, 2012.

The estimated fair value of the warrants was $280,000 at inception and $40,000 was recorded as discount against the note and the remaining $240,000 was recorded within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

Under terms of the $40,000 note, the conversion price of the debt owned by Montgomery Equity Partners and affiliates, the conversion price was reduced to $0.001. The repricing also applied to $382,219 of principal and $9,104 of interest on convertible notes acquired in connection with the Longview settlement. In addition, the exercise price on any warrants held was reduced to $0.001 as well. Montgomery acquired no warrants in connection with the Longview settlement. Pursuant to the repricing, the Company recorded an increase in fair value of derivative liabilities of $512,182 related to the conversion feature and of $1,360 related to the warrants within change in fair value of derivative liabilities in the accompanying condensed statements of operations.

During the three and nine months ended September 30, 2007, the Company recorded an increase in fair value of $839,282 and $422,399, respectively related to the Montgomery conversion feature derivative liabilities within change in fair value of derivative liabilities in the accompanying condensed statements of operations. The increases in fair value of the derivative liabilities were due primarily to the decrease in the conversion price.

During the three and nine months ended September 30, 2006, the Company recorded a decrease in fair value of $607,544 and and increase of $202,456, respectively related to the Montgomery conversion feature derivative liabilities within change in fair value of derivative liabilities in the accompanying condensed statements of operations. The increases in fair value of the derivative liabilities were due primarily to the decrease in the conversion price.

At September 30, 2007, $926,342 related to Montgomery convertible debentures conversion feature derivative liabilities is included in other liabilities in the accompanying balance sheet.

The estimated fair value of the warrants was $840,000 at inception and such amount was charged to change in fair value of derivative liabilities in the condensed statements of operations during the quarter ended June 30, 2006. During the three and nine months ended September 30, 2007, the Company recorded a decrease in fair value of the warrants’ derivative liability of $22,400 and $268,000, respectively, within change in fair value of derivative liabilities in the accompanying condensed statements of operations. At September 30, 2007 the Montgomery warrants’ derivative liability fair value is $300,800 and is included in other liabilities in the accompanying condensed balance sheet.

The estimated fair value of the warrants was $840,000 at inception and such amount was charged to change in fair value of derivative liabilities in the condensed statements of operations during the three months ended June 30, 2006. During the three and nine months ended September 30, 2006, the Company recorded a decrease in fair value of the warrants’ derivative liability of $294,320 and an increase of $545,680, respectively, within change in fair value of derivative liabilities in the accompanying condensed statements of operations. At September 30, 2006 the Montgomery warrants’ derivative liability fair value was $545,680 and is included in other liabilities in the accompanying condensed balance sheet.

The discount of $1,023,347 is being amortized to interest expense over the terms of the notes. Amortization of debt discount on the notes for the three and nine months ended September 30, 2007 was $125,494 and $333,308, respectively. At September 30, 2007, the unamortized balance of discount attributable to the Montgomery Convertible Debentures is $530,836.

Amortization of debt discount on the notes for the three and nine months ended September 30, 2006 was $54,620 and $68,631, respectively.

During the three and nine months ended September 30, 2007, $10,000 and $10,000 of the Montgomery Convertible Debentures was converted into 2,142,857 shares common stock. Since inception of the notes, $10,000 has been converted in to 2,142,857 shares of common stock.

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

Since the debentures are in default, they are classified as current liabilities as of September 30, 2007.

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

Management concluded that the value of the Series A preferred shares was $200,000, which was amortized over the three-year vesting period. During the three months and nine months ended September 30, 2007 and 2006, the Company recorded $16,668 and $50,000, respectively, of amortization as general and administrative expense in the accompanying condensed statements of operations. At September 30, 2007, the balance of has been fully amortized.

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

During the three and nine months ended September 30, 2007, the fair value of the embedded conversion feature decreased by $132,300 and $144,180, respectively, and increased by $722,263 and decreased by $310,409, respectively, for the three and nine months ended September 30, 2006. The decrease was included in change fair value of derivative liabilities in the accompanying condensed statements of operations. At September 30, 2007 the balance of derivative liability related to the embedded conversion feature is $650,700 and is included in other liabilities in the accompanying condensed balance sheet.

During the three months ended September 30, 2007, $8,276 of Series B Stock was converted into 2,005,780 shares of common stock. Since inception, $8,276 of Series B Stock was converted into 2,005,780 shares of common stock.

Common Stock.

During the three months ended September 30, 2007, the Company issued common stock, valued using either the market price on the date of issuance subject to discount as applicable or the value of the services rendered, whichever was more readily determinable, as follows:

(a) 13,900,000 restricted and free trading shares issued for services valued at $34,060, using the contract value or share price on date of issuance whichever was of greater evidence. $25,000 in value of the issued shares were recorded as deferred consulting fees in the accompanying balance sheet and amortized to stock-based compensation over the term of service and $9,060 were included in stock-based compensation expense upon issuance.

(b) 18,790,738 restricted shares were issued in connection with conversions of convertible debt and related accrued interest valued at $95,906.

(c) 23,606,350 restricted shares issued under Regulation S for which cash proceeds of $147,066 were received.

(d) 1,568,071 restricted shares including 1,015,573 held in escrow were returned to treasury and cancelled as a result of the Longview Settlement.

(e) 2,005,780 free trading shares of common stock were issued upon conversion of $8,276 face value of Series B preferred stock.

Warrants.

During the three and nine months ended September 30, 2007 40,000,000 warrants were issued by the Company. During the three and nine months ended September 30, 2007, warrants representing 357,153 and 504,211 shares of common stock expired, respectively. As of September 30, 2007, warrants to purchase 43,311,338 shares of common stock are outstanding and exercisable.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments.

Since October, 2003, the Company operated its business from its corporate headquarters in Marina del Rey, California under an operating lease agreement for its office, manufacturing and research and development space of approximately 10,560 square feet, for a five-year term, ending in October 2008. In September 2007, the Company entered into a transaction where an unrelated third party paid a lump sum payment of $85,000 to buy out the remaining term of the lease.

In September 2007, the Company moved to headquarters located in Torrance, California under an operating lease agreement for its office, manufacturing and research and development space of approximately 3,940 square feet at $4,150 per month, for a three-year term, ending in August 2010.

Rent expense for the corporate headquarters was $34,435 and $35,286 for the three months ended September 30, 2007 and 2006, respectively. Rent expense for the corporate headquarters was $107,119 and $105,858 for the nine months ended September 30, 2007 and 2006, respectively.

Litigation.

Other than as set forth below, the Company is not a party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened.

(a) On May 8, 2006 the Company was served with a summons in a matter entitled Brian Vallone and Anne Vallone v. 5G Wireless Communications, Inc., California Superior Court (Orange County). This action, which does not allege a damage amount, includes causes of action for breach of contract, negligent misrepresentation, and fraud, and is concerning equipment that was sold to a wireless internet provider in California who claims that they were unable to generate fees for use and for advertising revenues.

In September 2007, a judgment was entered in favor of Brian Vallone and Anne Vallone in the amount of $19,000. The Company accrued an additional $7,600 to cover legal and court costs incurred by Brian Vallone and Anne Vallone. The Company has accrued a liability for the total amount of $26,600 and a corresponding charge was recorded to legal expense in September 2007.

(b) In November 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. (collectively, “Longview Funds”). In this Motion, filed in New York State Supreme Court on November 2, 2006 (Index No. 603826-06), the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes.  The Longview Funds asked the court to enter judgment in their favor for $2,644,987 allegedly due under the notes, plus accrued interest.

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

On July 10, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with the Longview Funds, Mr. Hirschman and Mr. Pearce. As a condition precedent and in settlement of all claims and counterclaims between the parties, the Company arranged for Cornell Capital Partners, LP to purchase from the Longview Funds for the sum of $1,100,000 all of  the Longview Funds’ rights and interests to and under the convertible notes, subscription agreements and other related agreements between the Longview Funds and the Company and all warrants of the Company beneficially owned by the Longview Funds. In connection with the transfer of the convertible notes and related agreements from the Longview Funds to Cornell Capital, Cornell Capital agreed to waive all defaults by the Company on these convertible notes, including the filing of the SB-2 and agreed to relieve the Company of its obligation to register shares related to the conversion features and warrants issued with the notes. In addition, the Longview Funds agreed to transfer to the Company of all common shares of the Company beneficially owned by the Longview Funds, and the Longview Funds withdrew their UCC security interest against the Company. In total, 552,198 shares held directly by Longview were returned.  The shares were recorded at their fair value of $8,835.  The condition precedent was satisfied on July 11, 2007 thus rendering the Settlement Agreement binding and effective that same date. A stipulation of discontinuance was filed with the Court dismissing the complaint and counterclaims with prejudice.

On July 10, 2007, the $2,000,000 Convertible Notes and the $1,000,000 Convertible Notes were assigned to TAIB Bank, BSC, and the terms of these notes were extended from September 22, 2007 to September 22, 2008. The $300,000 Convertible Notes and the $69,000 Convertible Notes, along with all the warrants related to all the notes, remain with Cornell Capital.

Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. As of September 30, 2007, the aggregate monthly cost for these agreements was $20,616.

Payroll Taxes.

The Company accrued a total of $115,123 back payroll taxes including penalties and interest as of September 30, 2007. The Company has been notified that the Internal Revenue Services has recorded federal tax liens against the Company in the office of the Los Angeles County Recorder aggregating to $119,560, all of which is included in accounts payable and accrued liabilities in the accompanying condensed balance sheet. Such lien(s) may affect the ability of the Company to raise capital in the future. The Company is currently negotiating payment arrangements with the tax authorities. During the nine months ended September 30, 2007, the Company paid $68,788 to reduce these liabilities.

8. RELATED PARTY TRANSACTIONS.

During the three and nine months ended September 30, 2007 and 2006, the Company used the credit lines of Service Group, which is a company controlled by Jerry Dix, chief executive officer of the Company, to help the Company purchase equipment, travel and related consumables throughout the year as a means of managing cash flows. The Service Group submits monthly expense reports for reimbursement of expenses incurred on behalf of the Company.

During the three and nine months ended September 30, 2007, the Company accrued interest of $1,008 and $2,991 on notes payable to Thomas Janes and Russell Janes, who are related to Don Boudewyn, executive vice president. At September 30, 2007 the balance owed to them is $45,469. During the nine months ended September 30, 2007, no payments were made on the notes.

9. SUBSEQUENT EVENTS.

Stock Issuances.

(a) On June 5, 2007, the Company sold 150,000 shares of restricted shares of common stock pursuant to Regulation S for cash proceeds of $3,565 ($0.0238 per share). These shares were actually issued by the Company’s transfer agent after September 30, 2007.

(b) On October 12, 2007, the Company issued 1,000,000 shares of restricted common stock for the conversion of $3,750 of convertible Preferred B notes ($0.004 per share).

(c) On October 17, 2007 and November 28, 2007, the Company issued 1,388,889 and 1,250,000, respectively, restricted shares of common stock to a convertible note holder for the conversion of $5,000 and $2,000, respectively, of promissory notes ($0.0036 and $0.0016 per share, respectively).

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

Results of Operations.

(a) Revenues.

Revenues from equipment sales and service, and WISP operations was $339,820 for the three months ended September 30, 2007 compared to $274,233 for the three months ended September 30, 2006, an increase of $65,558 or approximately 24%. Revenue from equipment sales and service, and WISP operations was $729,117 for the nine months ended September 30, 2007 compared to $572,635 for the nine months ended September 30, 2006, an increase of $156,483 or approximately 27%. The increase in revenue was primarily attributable to steady growth in our equipment sales in the university campus market and significant growth in WISP operations. The Company expects the sales in the university campuses will increase slightly, while the WISP operation is expected to continue revenue growth over the next twelve months.

(b) Cost of Revenues.

Cost of revenues was $220,787 for the three months ended September 30, 2007 compared to $214,408 for the three months ended September 30, 2006, an increase of $6,379 or approximately 3%. Cost of revenues was $614,050 for the nine months ended September 30, 2007 compared to $474,784 for the nine months ended September 30, 2006, an increase of $139,266 or approximately 29%. The increase was principally due to increased products sales and increased related to WISP costs associated with increased WISP revenue. Going forward, the Company expects cost of revenue to increase in the aggregate but to increase at a lower rate in relation to increases in sales revenue. As WISP revenue increases, the cost of revenue that includes royalties, customer service and credit card processing costs is expected to increase as well.

(c) Operating Expenses.

Total operating expenses were $596,783 for the three months ended September 30, 2007 compared to $741,580, a decrease of $144,797 or approximately 20%. Total operating expenses were $2,716,131 for the nine months ended September 30, 2007 compared to $2,642,421, an increase of $73,710 or approximately 3%. The increase is principally attributable to increased legal fees related to the Longview litigation. As revenue increases, operating expenses are expected to increase during the next twelve months.

(d) Interest Expense.

Interest expense was a net recovery of $681,921 for the three months ended September 30, 2007 compared to $694,903 for the three months ended September 30, 2006, a change of $1,376,824 or approximately 198%. Interest expense was $406,589 for the nine months ended September 30, 2007 compared to $1,931,936 for the nine months ended September 30, 2006, a decrease of $1,525,347 or approximately 79%. The decrease in interest expense for the three and nine months ended is primarily attributable to reversal of liquidated damages accruals and elimination of default interest rates due to waivers obtained by holders of the Longview convertible debt.

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

Costs recorded as interest expense for the three and nine months ended September 30, 2007 and 2006 primarily consist of: (1) amortization of the beneficial conversion features and discounts associated with the convertible notes; (2) stated interest rates on notes and convertible notes including default rates and recovery; (3) liquidated damages and recovery; (4) accretion of redemption premium; and (5) amortization of deferred financing costs.

(e) Net Loss.

Net loss was $1,927,555 for the three months ended September 30, 2007 compared to $133,897 net profit for the three months ended September 30, 2006, a decrease of $2,061,452 or approximately 1,540%. Net loss was $3,733,558 for the nine months ended September 30, 2007 compared to $4,918,994 for the nine months ended September 30, 2006, a decrease of $1,185,436 or approximately 24%.

The decreased net loss is principally attributable to the change in fair value of derivative liabilities and to a lesser degree, decreases and recoveries in interest expense, offset by an increase in legal fees primarily related to the Company’s defense related to the Longview litigation that was settled in July 2007. The net loss for the next twelve months and beyond is anticipated to decline as sales increase with lower rates of increase in operating expenses.

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

(l)  Customer Concentration in WISP Operation.

The Company has many customers in the WISP operations. However, the ability to serve these customers is largely dependent upon one contract with Kenmark Communications, Inc. During the nine months ended September 30, 2007 the Company generated 70% of WISP revenue and 37% of total revenue from this contract where the Company is an outsourced provider of WISP services. Should the Company become unable to perform its obligation under this contract, its ability to generate revenue could be adversely impacted. As the Company enters into new agreements, this customer concentration risk is expected to dissipate.

Operating Activities.

The net cash used in operating activities was $858,543 for the nine months ended September 30, 2007 compared to $1,765,961 for the nine months ended September 30, 2006, a decrease of $907,418 or approximately 51%. This decrease is attributed primarily to (1) depreciation associated with the WISP operations, (2) decreased headcount, (3) settlement of legal and other consulting fees with common stock, and (4) increased liabilities.

Investing Activities.

Net cash used in investing activities was $410,478 during the nine months ended September 30, 2007 compared to net cash provided by investing activities of $14,215 during the nine months ended September 30, 2006, a decrease of $424,693 or approximately 2988%. This increase in cash used was the result of investment in WISP assets.

Liquidity and Capital Resources.

The Company’s current liabilities totaled $9,330,186 at September 30, 2007, and current assets totaled $201,073, resulting in a working capital deficit of $9,129,113 at September 30, 2007. Current liabilities are primarily due to: (1) financing the Company through the issuance of convertible notes all of which classified as current liabilities, (2) derivative liabilities over and above the principal balance of the convertible notes, and (3) increased accrued legal fees and other payables. At September 30, 2007, the Company’s current assets consisted of net accounts receivable totaling $21,506, net inventory of $57,119 deferred financing costs of $84,062, other current assets of $36,442 and cash of $1,944.

The Company incurred a net loss of $3,733,558 for the nine months ended September 30, 2007. As of September 30, 2007, the Company has an accumulated deficit of $32,644,894.

The above factors raise doubt as to the Company’s ability to continue as a going concern. The Company’s current cash flow from operations is not likely to be sufficient to maintain its capital requirements for the next twelve months. Accordingly, the Company’s implementation of its business plan will depend upon its ability to raise additional funds through equity or debt financing. The Company estimates that it will need to raise up to $1,500,000 over the next twelve months for such purposes.

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

The Company has been successful in obtaining the required cash resources through private placements, convertible notes and notes payable to service the Company’s operations during the nine months ended September 30, 2007.

The Company’s net cash provided by financing activities for the nine months ended September 30, 2007 was $1,268,814, which resulted primarily from (1) the net proceeds of $971,439 from the sale of the common stock under Regulation S, and (2) net proceeds from issuance of a convertible debentures for $340,000.

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

Obligations.

(a) Contractual Obligations.

The Company has contractual obligations to repay its notes payable and to make payments under its operating lease agreement:

Payments Due by Period
Contractual Obligations	Total	2007	2008	2009-2011	Thereafter

Convertible debt	$4,065,500	$4,065,500	$—	$—	$—
Notes payable	47,392	47,392	—	—	—
Related party notes payable	45,469	45,469	—	—	—
Operating leases	145,250	12,450	49,800	83,000	—
Total contractual cash obligations	$4,303,611	$4,170,811	$49,800	$83,000	$—

(b) Consulting Agreements.

The Company entered into consulting agreements with certain former employees of GCI. The term of the consulting agreements was from the October 4, 2006 to December 31, 2006. The agreements are now at will and can be terminated at any time. As of September 30, 2007, the aggregate monthly cost for these agreements was $20,616.

(c) Payroll Taxes.

The Company has been notified by the Internal Revenue Service and the California Employment Development Department that the Company has accrued a total of $115,123 in back payroll taxes including penalties and interest. The Company has also been notified that the Internal Revenue Services has recorded federal tax liens against the Company in the office of the Los Angeles County Recorder aggregating $119,560, and which is included in the accrued total due. The California Employment Development Department may record such a lien in the future. Such lien(s) may affect the ability of the Company raise capital in the future. During the nine months ended September 30, 2007, the Company paid $68,788 to reduce these liabilities

Critical Accounting Policies.

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

(d)  Warranty.

The Company provides a warranty on all electronics sold for a period of one year after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked by as a management as a basis for the reserve that management records in the Company’s financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At September 30, 2007, warranty reserve approximated $26,055 is recorded in other current liabilities on the accompanying balance sheet.

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

(f)  Allowance for Doubtful Accounts.

In determining the allowance for doubtful accounts, management evaluates the future collectibility of customer receivable balances, on a customer by customer basis, including an individual assessment of the customer’s credit quality, financial standing, and the customer’s ability to meet current or future commitments and the industry and general economic outlook. Based on the severity of the likely loss, the Company provides a reserve against outstanding balances over 60 days. In the event collection efforts are unsuccessful for a customer, the receivable is written off and charged to allowance for doubtful accounts. At September 30, 2007, the Company carried an allowance for doubtful accounts of $5,234.

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

Goodwill is periodically reviewed, but not less than annually for impairment as to its realizability in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. No triggering events were noted during the nine months ended September 30, 2007 based on management’s estimates and assessments. Future events or circumstances could alter this assessment.

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

Changes in Controls and Procedures.

During the quarter ended September 30, 2007 there were no changes in the Company’s disclosure controls and procedures, or its internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange act), or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any material pending legal proceedings, claims or assessments and, to the best of its knowledge, no such action by or against the Company has been threatened, except as follows:

(a)  On May 8, 2006 the Company was served with a summons in a matter entitled Brian Vallone and Anne Vallone v. 5G Wireless Communications, Inc., California Superior Court (Orange County). This action, which does not allege a damage amount, includes causes of action for breach of contract, negligent misrepresentation, and fraud, and is concerning equipment that was sold to a wireless internet provider in California who claims that they were unable to generate fees for use and for advertising revenues.

In September 2007, a judgment was entered in favor of Brian Vallone and Anne Vallone in the amount of $19,000. The Company accrued an additional $7,600 to cover legal and court costs incurred by Brian Vallone and Anne Vallone. The Company has accrued a liability for the total amount of $26,600 and a corresponding charge was recorded to legal expense in September 2007.

(b) In November 2006 the Company was served with a Notice of Motion for Summary Judgment in Lieu of Complaint filed by Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. (collectively, “Longview Funds”). In this Motion, filed in New York State Supreme Court on November 2, 2006 (Index No. 603826-06), the Longview Funds allege that the Company has failed to make payments of interest due on a series of notes issued by the Company, and failed to make payments of interest due on these notes.  The Longview Funds asked the court to enter judgment in their favor for $2,644,987 allegedly due under the notes, plus accrued interest.

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

On July 10, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with the Longview Funds, Mr. Hirschman and Mr. Pearce. As a condition precedent and in settlement of all claims and counterclaims between the parties, the Company arranged for Cornell Capital Partners, LP to purchase from the Longview Funds for the sum of $1,100,000 all of  the Longview Funds’ rights and interests to and under the convertible notes, subscription agreements and other related agreements between the Longview Funds and the Company and all warrants of the Company beneficially owned by the Longview Funds. In connection with the transfer of the convertible notes and related agreements from the Longview Funds to Cornell Capital, Cornell Capital agreed to waive all defaults by the Company on the convertible notes, including the filing of the SB-2 and agreed to relieve the Company of its obligation to register shares related to the conversion features and warrants issued with the notes. In addition, the Longview Funds agreed to transfer to the Company of all common shares of the Company beneficially owned by the Longview Funds, and the Longview Funds withdrew their UCC security interest against the Company. The condition precedent was satisfied on July 11, 2007 thus rendering the Settlement Agreement binding and effective that same date. A stipulation of discontinuance was filed with the Court dismissing the complaint and counterclaims with prejudice.

On July 10, 2007, the $2,000,000 Convertible Notes and the $1,000,000 Convertible Notes were assigned to TAIB Bank, BSC, and the terms of these notes were extended from September 22, 2007 to September 22, 2008. The $300,000 Convertible Notes and the $69,000 Convertible Notes, along with all the warrants related to all the notes, remain with Cornell Capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there were no unregistered sales of the Company’s equity securities during the three months ended on September 30, 2007 that were not previously disclosed in Form 10-QSB for the periods ended June 30, 2007 or a Form 8-K:

(a) On September 27, 2007, the Company issued 5,000,000 shares of restricted shares of common stock valued at $17,500 for consulting services ($0.0035 per share).

(b) On September 27, 2007, the Company issued 1,315,789 restricted shares of common stock to correct a previous conversion as part of a convertible debt.

There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

Stock Issuances.

(a) On June 5, 2007, the Company sold 150,000 shares of restricted shares of common stock pursuant to Regulation S for cash proceeds of $3,565 ($0.0238 per share). These shares were actually issued by the Company’s transfer agent after September 30, 2007.

(b) On October 12, 2007, the Company issued 1,000,000 shares of restricted common stock for the conversion of $3,750 of convertible Preferred B notes ($0.004 per share).

(c) On October 17, 2007 and November 28, 2007, the Company issued 1,388,889 and 1,250,000, respectively, restricted shares of common stock to a convertible note holder for the conversion of $5,000 and $2,000, respectively, of promissory notes ($0.0036 and $0.0016 per share, respectively).

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5G Wireless Communications, Inc.

Dated: December 20, 2007	By:	/s/ Jerry Dix
Jerry Dix
Chief Executive Officer

Dated: December 20, 2007	By:	/s/ Don Boudewyn
Don Boudewyn,
Executive Vice President/Secretary/ Treasurer (principal financial officer)

EXHIBIT INDEX

Number	Description

1	Agency Agreement between the Company and May Davis Group, Inc., dated April 1, 2003 (incorporated by reference to Exhibit 1 of the Form 10-QSB/A filed on November 17, 2003).

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