Form 10-K
period 2007-12-31
CLEAN ENERGY & POWER, INC.
filed 2011-02-09
CIK 1100748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 0-30448

Clean Energy and Power, Inc., f/k/a
5G Wireless Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0420885
(State of Incorporation)	(I.R.S. Employer Identification No.)

111 Airport Rd., Unit 2
Warwick, RI 02889
Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ❒      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ❒      No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ❒     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ❒      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒ Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Accelerated filer ❒ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as of December 31, 2007 was 185,860,212 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $260,204 based on the closing price of the Registrant's common stock of $0.0014 on December 31, 2007 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of February 7, 2011 there were 185,860,212 shares of the Company's Common Stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class: Common Stock - $0.001 par value	Outstanding at February 7, 2011: 185,860,212

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

How our company is organized

The Company was incorporated as Tesmark, Inc. in September 1979. In November 1998, the Company changed its state of incorporation from Idaho to Nevada and in January 2001 changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, the Company acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, the Company shifted its strategy from that of a service provider to an equipment manufacturer, or OEM. 5G Partners liquidated shortly after acquisition and Wireless Think Tank, Inc. is inactive.  On June 25, 2009, the Company changed its name to Clean Energy and Power, Inc.

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

On October 20, 2005, the Company’s stockholders approved (among other things) (a) the termination of the Company’s status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC. Accordingly, the accompanying balance sheet as of December 31, 2006 has been presented on a single entity basis.

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

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into the Company.

On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. (“GCI”) (see Exhibit 10.13 included in our 10K for the year ended December 31, 2006). The assets acquired from GCI are in the business of providing wireless Internet access to hospitality property patrons.

Where you can find us

We are located at 111 Airport Road - Unit 2, Warwick, RI 02889. Our telephone number is (401) 648-0803, our facsimile number is (401) 648-0699, our e-mail address is info@cleanenergyandpower.com, and our homepage on the world-wide web is at http://www.cleanenergyandpower.com.

About Our Company

Since its last quarterly SEC filing in 2007, the Company has changed its business. Clean Energy and Power, Inc. formerly known as 5G Wireless Communications, Inc. (“Company”) was a designer, developer and manufacturer of commercial grade wireless telecommunications equipment operating on the 802.11a/b/g frequency. The Company deployed its equipment as a wireless Internet service provider (“WISP”), primarily to hospitality properties. The Company also sold its equipment through resellers or directly to end-users.

In 2008 after the departure of both Mr. Dix and Mr. Boudewyn, the manufacture of equipment for the wireless Internet market was curtailed and abandoned.  The contracts with locations offering Wi-Fi services on a pay for use basis or as an amenity began to expire.  Presently, the Company realizes most of its current revenue from a small group of resorts where the Company continues to offer and support Wi-Fi services, however, while to this day it continues to provide Wi-Fi services, the Company in late 2008 into the first part of 2009 formulated a strategy to redirect it efforts into alternative energy projects.

In June 2009 the Company, formerly 5G Wireless, Inc., was renamed Clean Energy and Power, Inc.  The Company’s focus is on the development of alternative energy projects and environmentally beneficial technologies.  These two areas cover projects such as:

Alternative Energy Projects:
•	Solar electric generation
•	Wind powered electric generation
•	Development of bio-fuel alternatives

Environmentally Beneficial Technologies:
•	Development of non-edible bio-fuel feed stocks that minimize the impact of bio-fuel consumption on the food chain
•	Development of cost effective methods to extract bio-fuels from the non-edible feed stocks to assure profitability
•
Development of or investment in waste water treatment and water purification and recovery technologies that will lead to greater conservation and cleanliness of water resources and reduction of cost to accomplish these goals.

In 2010, the Company built and deployed its first pilot solar project in the Czech Republic.  While a small project overall, its goal was to make sure that the Company would be able to work in Eastern Europe for deployment of larger projects that it was investigating.  Several of these projects are under review and the Company expects that during 2011, it will either acquire or build one or more of these projects, each of which is profitable on a standalone basis.

In November 2010, the Company announced the decision to launch a new division dedicated to the bio-fuel efforts.  Subsequently, the Company announced the signing of a Letter of Intent to acquire the assets Pacific Oil Products.  Closing of this acquisition is expected to be completed during the first quarter of 2011, however in the interim, Mr. Shen our Company’s President, is working with the management of Pacific Oil Products to develop a number of opportunities that should lead to revenue generation in the near future.

Major Customers

Major customers in 2007 and 2006 include Denison University (19% and 38% of sales) and DigitalSkys, (11% and 12% of sales), respectively.  The balance of revenue came from an additional 20 or so equipment purchasesr and numerous Wi-Fi subscribers with no real concentration of sales.

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

Research and Development

In 2007 the Company had defined a robust roadmap for the development of additional products intended to enhance network performance, decrease product costs, improve manufacturing, analyze outsource options, and expand the range of customer applications. This included refined and completely new access point designs that complemented then current products. It also includes additional software functionality allowing remote control over the access points.

For the years ended December 31, 2007 and 2006, all internal research and development costs were charged to expense as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs (exclusive of salary related) were $1,528 for the year ended December 31, 2007 compared to $67,510 for the year ended December 31, 2006.

Competition.

The Company operates in the highly competitive communications equipment market. The Company competes primarily on the basis of its fixed wireless equipment portfolio, experience and technical skills, competitive pricing model, service quality, reliability and deployment speed. The hospitality WISP business is competitive until a contract is signed. Contracts provide exclusive rights for WISP operation on a specific property for a specific period.

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

Competitors in the hospitality WISP business include companies such as Wayport (now part of AT&T) and Lodgenet. The Company believes that it competed favorably in the open market against these and other competitors in the market. Many of the Company’s competitors in this area have significantly more marketing capacity than the Company.

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

Employees

We presently have two employees our Chief Executive Officer/Chief Financial Officer, and our President.  Both are also directors of the Company.  At the end of 2007, the Company had eleven employees and had contracts with six contractors who perform services in connection with the assets acquired from GCI.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

ITEM 1A. RISK FACTORS

Investment in our securities involves a high degree of risk. We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

History of Losses May Continue, Requiring Additional Sources of Capital, Which May Result in Curtailing of Operations and Dilution to Existing Stockholders.

The Company incurred a net loss of $2,853,488 for the year ended December 31, 2007 and a net loss of $6,126,669 for the year ended December 31, 2006. The net loss in 2007 is significantly less than the prior year due to a favorable adjustment in the discount on the convertible notes, the operating loss for the year ended December 31, 2007 and December 31, 2006 was $3,385,733 and $3,428,416 respectively.  The Company cannot assure that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company’s possible success is dependent upon the successful development, deployment and marketing of its products, of which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company’s control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. The Company anticipates that it will require additional funds to continue operations for the next twelve months. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to the existing stockholders.

We Have Been The Subject Of A Going Concern Opinion As Of December 31, 2007 And December 31, 2006 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

In its report dated December 22, 2010, the Company’s independent registered public accounting firm stated that the financial statements for the years ended December 31, 2007 and 2006 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $31,839,290 at December 31, 2007 and recurring losses from operations. The Company continues to experience net losses. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for the years ended December 31, 2007 and 2006.  We have incurred losses of $2,853,488 and $6,126,669 for the years ended December 31, 2007 and 2006.  We had a working capital deficiency of $7,849,553 at December 31, 2007 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2007 Were Not Sufficient To Satisfy Our Current Liabilities.

As of December 31, 2007, we have incurred substantial operating losses. We have generated negative free cash flow and expect to continue to experience negative free cash flow for the foreseeable future. To date we have deferred payments, sold stock and convertible debentures, and reduced overhead to minimize cash requirements.  We have current liabilities of $7,887,346 and current assets of $37,793 at December 31, 2007, and a working capital deficiency of $7,849,553.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

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

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objectives. As of December 31, 2007, we had cash in the amount of $12,124, and current liabilities of $7,887,346.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We Could Fail To Attract Or Retain Key Personnel

The Company’s success is largely dependent on the personal efforts and abilities of its senior management, none of which currently has an employment agreement with the Company. The loss of certain members of the Company’s senior management, including its chief executive officer, could have a material adverse effect on its business and prospects.

The Company intends to recruit in fiscal year 2008 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company’s business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

No Expectation of Dividends on Common Stock.

We have never paid cash dividends on our Common Stock and we do not expect to pay cash dividends on our Common Stock at any time in the foreseeable future.  The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider.  Since we do not anticipate paying cash dividends on our Common Stock, the return on investment on our Common Stock will depend solely on an increase, if any, in the market value of the Common Stock.

Our Common Stock May Lack Liquidity And Be Affected By Limited Trading Volume.

Our Common Stock is traded on the NASDAQ Over the Counter Bulletin Board. There can be no assurance that an active trading market for our common stock will be maintained. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock.

The market for our Common Stock is highly volatile.  The trading price of our Common Stock could be subject to wide fluctuations in response to, among other things:

(i)	changes in market price of the various services we offer;
(ii)	quarterly variations in operating and financial results;
(iii)	changes in our revenue and revenue growth rates; and
(iv)	marketing and advertising.

Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or related to it could result in an immediate effect in the market price of our Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies and which often have been unrelated to the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our Common Stock.

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

We Are Subject To Municipal and Other Local Regulation

Municipalities may require us to obtain various permits and licenses in order to install or operate equipment in various locations where we seek to deploy Wi-Fi networks. A municipality’s decision to require 5G to obtain permits or licenses could delay or impede the development of our revenue model, as well as force us to incur additional costs.

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

The Company’s success and ability to compete will be dependent in part on the protection of its trade name (Wi-Fi Hot Zone), and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it has developed, but there can be no assurance that such laws will provide sufficient protection, that others will not develop products that are similar or superior to the Company’s, or that third parties will not copy or otherwise obtain and use proprietary information without authorization.

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

Dependence on a Few Customers May Affect the Company’s Ability to Conduct Business.

The Company has tightened its credit policy to require deposits prior to shipping products to customers. While the Company expects that this policy will reduce its exposure to credit losses, there is no guarantee that we will not experience additional credit losses in the future. Should a major customer become unable to pay, it could result in adverse consequences to the Company’s cash flow and cash position possibly resulting in the inability to meet its cash requirements. During the year ended December 31, 2007, there were two customers that accounted for more than 10% of the Company’s revenues:  Denison University (approximately 19%) and DigitalSkys (approximately 11%).

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

•
The Company believes that as of October 19, 2004, the Series A preferred stock previously issued on October 6, 2004 may not have been in compliance with Section 61(a) of the 1940 Act. In addition, the Company believes that it may not be in compliance with Section 63 of the 1940 Act since it was issued for services.

•
On December 31, 2004, the Company moved the assets, employees, and all related contracts and agreements from the Company to 5G Wireless Solutions, Inc., a portfolio company. As part of its obligations, the Company issued restricted common shares for the accrued portion of salaries for the fourth quarter of fiscal 2004. The Company has since received the shares, totaling 7,085,254 (20,243 post reverse split), issued to Jerry Dix and Don Boudewyn, the Company’s chief executive officer and executive vice president/secretary/treasurer, respectively, which have been cancelled (the value of the shares has been reflected as a liability so as to comply with the 1940 Act). These shares were re-issued in 2006 after de-election as a BDC was completed.

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

Risks Relating to Financing Arrangements.

Conversion Price Feature of Notes, Preferred Stock, and Debentures May Encourage Short Sales in the Company’s Common Stock.

The total of $3,300,000 in convertible notes originally issued to Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP are convertible into shares of the Company’s common stock. The conversion formula per share is at the lesser of:

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

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

Clean Energy’s common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealers presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for Clean Energy's common stock and may limit the ability of investors in this offering to sell Clean Energy's common stock in the secondary market.

The limited public market for Clean Energy’s common stock may limit the ability of shareholders to sell their shares.

There has been only a limited public market for Clean Energy's common stock. An active trading market for Clean Energy’s stock may not develop and purchasers of the shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares. The market price of Clean Energy’s common stock may decline as the result of announcements by Clean Energy or its competitors, variations in Clean Energy’s results of operations, and market conditions in the real estate and Internet industries in general.

Rules of the Securities and Exchange Commission concerning late report filings

Clean Energy and Power’s common stock is quoted on the Pink Sheets, and was previously reported on the OTC Bulletin Board. FINRA Rule 6530 provides that OTC Bulletin Board issuers who are late in filing their annual or quarterly reports three times within a 24-month period will be ineligible for quotation on the OTC Bulletin Board. The Company’s delinquent filings have also led the SEC to suspend trading in the Company’s common stock.  The Company hopes that this suspension will not become permanent.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal executive offices for the Company currently consist of approximately 1,000 square feet of office space, which are located at 111 Airport Road, Unit 2, Warwick, RI  02889. The Company is a tenant at will, and pays $500 per month for rent.

In 2007, the Company leased offices at 4136 Del Rey Avenue in Marina del Ray, California.  The Company leased this property on October 30, 2003 for a 5-year term at a monthly rent of $10,414 as of December 31, 2007.  Total rent payments for this property during 2007 were approximately $124,968.

ITEM 3. LEGAL PROCEEDINGS

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

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction at a hearing on April 20, 2007).

On July 9, 2007, the Company, the two former directors, and Longview Funds entered into Settlement Agreements under which Cornell Capital Partners, L.P. acquired Longview’s interest in and to the convertible debentures and warrants held by Longview.  Simultaneously, the Company and Cornell entered into an extension agreement under which one year was added to the due date of each of the convertible debenture.  In conjunction with the Settlement Agreements, the parties filed dismissals of the complaints referenced above.

In December 2010, the Company received notice from the SEC that they would be opening an investigation into the Company’s failure to file the reports required pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.  These filings include the 10K for 2007, and all 10Q’s and 10K’s required through the third quarter of 2010.

The filing of this report is the first of the delinquent filings and the Company expects to complete all past due filings within several weeks, and believes that completion of all delinquent filings will lead to the closing of the investigation by the SEC.  It is entirely possible that the SEC upon completion of their investigation could halt trading in the shares of the Company’s Common Stock, and management is making every effort through completion of the filings to prevent this outcome.  On January 27, 2011, the SEC issued a temporary cease trade order on the Company’s common shares.  The Company is attempting to resolve this matter in a timely fashion, but cannot be certain its efforts will be successful.

In January 2011, the Company, its CEO, and a former CEO, were served with a lawsuit by a holder of Preferred B Shares of the Company.  The suit alleges a number of unfounded accusations, and is the result of the Company’s refusal to convert the Preferred B Shares into Common Stock after a representative of the Preferred B shareholder threatened to “tank the price of the stock” upon conversion which had occurred on two previous occasions after conversion.

The Company believes that the suit is without merit and will seek its dismissal.  In addition, the Company believes that neither the current or former CEO acted “ex-officio” in their actions and, as is required under Nevada law and the Company’s by-laws, will represent them in seeking dismissal of the case.

The Company cannot be certain of the outcome, but believes the suit to be without merit and frivolous.

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock are traded on the Over the Counter Bulletin Board under the symbol “FGWI” (now “KEPI”). From February 12, 2001 through November 22, 2005, the stock traded under the symbol “FGWC;” prior to February 12, 2001 the symbol was “TSMK”. The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 350 reverse split of the common stock that occurred on November 23, 2005.

As of December 23, 2010, there were approximately 200 owners of record of the Company's common stock. The Company's common stock is currently traded on the OTC Pink Sheets under the symbol "KEPI".   Once all delinquent filings are filed, the Company should be eligible for relisting on the OTC Bulletin Board. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board or OTC Pink Sheets. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Mar. 31, 2006	$1.0900	$0.6300
June 30, 2006	$0.7000	$0.3000
Sept. 30, 2006	$0.3800	$0.1900
Dec. 31, 2006	$0.3500	$0.1100
Mar. 31, 2007	$0.1500	$0.1000
June 30, 2007	$0.1334	$0.0200
Sept. 30, 2007	$0.0250	$0.0050
Dec. 31, 2007	$0.0075	$0.0013

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

The Company has accrued a 10% dividend on the unconverted Preferred B Series shares.  The dividend on the Preferred B shares will ultimately be paid by conversion into common stock at the then market price.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities, which sales and other transactions were not registered pursuant to the Securities Act of 1933, during the last year. Unless otherwise indicated, no underwriters were involved in such transactions.

In January 2007, we issued an aggregate of 5,282,673 shares of common stock to a number of unrelated accredited investors for $250,066.88 at an average price of $0.0473 per share.

In February 2007, we issued an aggregate of 6,712,388 shares of common stock to a number of unrelated accredited investors for $357,155.52 at an average price of $0.0532 per share.

In February 2007, we issued an aggregate of 113,332 shares of common stock on the conversion of $8,500 in convertible debentures at an average price of $0.075 per share.

In March 2007, we issued an aggregate of 2,545,491 shares of common stock to a number of unrelated accredited investors for $167,781.60 at an average price of $0.0659 per share.

In March 2007, we issued 230,769 shares of common stock upon the exchange of Preferred B shares with a value of $30,000 at an average price of $0.13 per share.

In April 2007, we issued an aggregate of 6,198,749 shares of common stock to a number of unrelated accredited investors for $316,920.82 at an average price of $0.0511 per share.

In May 2007, we issued an aggregate of 11,819,472 shares of common stock to a number of unrelated accredited investors for $527,928.59 at an average price of $0.04467 per share.

In May 2007, we issued an aggregate of 102,040 shares of common stock on the conversion of $3,750 in convertible debentures at an average price of $0.0368 per share.

In May 2007, we issued an aggregate of 2,100,000 shares of common stock as compensation to the former CFO of the Company with a value of $105,000 at an average price of $0.05 per share.

In June 2007, we issued an aggregate of 2,000,000 shares of common stock to an unrelated accredited investor for $100,000 at an average price of $0.05 per share.

In June 2007, we issued an aggregate of 740,000 shares of common stock to unrelated parties for services performed in the amount of $28,000 at an average price of $0.0378 per share.

In July 2007, we issued an aggregate of 23,724,534 shares of common stock to a number of unrelated accredited investors for $105,577 in convertible debentures at an average price of $0.00445 per share

In July 2007, we issued an aggregate of 1,227,398 shares of common stock on the conversion of $13,000 in convertible debentures at an average price of $0.0106 per share.

In July 2007, we issued an aggregate of 3,200,000 shares of common stock for $7,060 in consulting services at an average price of $0.0022 per share.

In July 2007, we cancelled 552,198 shares of common stock that had been held in escrow by Longview Funding.

In August 2007, we issued an aggregate of 5,000,000 shares of common stock to an unrelated accredited investors for $5,000 at an average price of $0.0055 per share.

In August 2007, we issued an aggregate of 4,202,680 shares of common stock on the conversion of $23,200 in convertible debentures at an average price of $0.0027 per share.

In August 2007, we issued 1,005,780 shares of common stock upon the exchange of Preferred B shares with a value of $5,280 at an average price of $0.0053 per share.

In August 2007, we issued an aggregate of 561,410 shares of common stock for $2,561 in consulting services at an average price of $0.0046 per share.

In September 2007, we issued an aggregate of 5,747,071 shares of common stock on the conversion of $29,442 at an average price of $0.0051 per share.

In September 2007, we issued an aggregate of 5,200,000 shares of common stock for $19,500 in consulting services at an average price of $0.0038 per share.

In October 2007, we issued an aggregate of 9,002,472 shares of common stock on the conversion of $35,264 in convertible debentures at an average price of $0.0039 per share.

In October 2007, we 2,050,000 shares of common stock upon the exchange of Preferred B shares with a value of $7,688 at an average price of $0.0038 per share.

In November 2007, we issued an aggregate of 1,250,000 shares of common stock on the conversion of $2,000 in convertible debentures at an average price of $0.0016 per share.

In December 2007, we issued an aggregate of 1,818,182 shares of common stock on the conversion of $2,000 in convertible debentures at an average price of $0.0011 per share.

In December 2007, we cancelled 1,015,873 shares of common stock that had been held in escrow by Longview Funding.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Annual Report on Form 10-K, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Financial Condition

As of December 31, 2007, Clean Energy and Power had total current assets of $37,793 and total liabilities of $7,887,346 for a net working capital deficit of $7,849,553. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire additional properties for the installation of Wi-Fi services, or to acquire a target company or business. The additional funding will come from equity financing from the sale Clean Energy’s common stock or the issuance of convertible debt. If Clean Energy is successful in completing an equity or convertible debenture financing, existing shareholders will experience dilution of their interest in Clean Energy. Clean Energy does not have any financing arranged and Clean Energy cannot provide investors with any assurance that Clean Energy will be able to raise sufficient funding or that such funding will be available when necessary. In the absence of such financing, Clean Energy's business will fail.

Based on the nature of Clean Energy's business, management anticipates incurring operating losses in the foreseeable future. Clean Energy's future financial results are uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

•	Clean Energy's ability to raise additional funding;
•	Clean Energy's ability to identify and successfully negotiate the acquisition of potential contracts with various properties or assets; and
•	If such opportunities or businesses acquired will be profitable.

Clean Energy's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements indicating substantial doubt about Clean Energy's ability to continue as a going concern. This means that there is substantial doubt whether Clean Energy can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our bills.

Overview

The Company is a designer, developer and manufacturer of commercial grade wireless broadband communications equipment operating on the 802.11a/b/g frequency. The Company’s principal markets are hospitality properties, universities and international markets.

The Company is focused on developing, marketing and selling its innovative wireless solutions to university campus & enterprise wide-area-networks (“WAN”).  As of December 2007, The Company is also focused on generating revenue as a Wireless Internet Service Provider (“WISP”) to hospitality properties. To a lesser degree, the Company earns revenue from installation services and extended warranties. In addition to manufacturing the existing product line, the Company has focused on developing new solutions that better serve its customers.

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

Because of the Company’s equipment, cost benefits, network design and network management experience, the Company believes its current business focus to hospitality, time share and planned communities in addition to equipment sales will result in the company realizing positive cash flow by the second half of 2008.

The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. Until recently, the Company has had a limited record of revenue-producing operations but with the addition of the WISP operations, the Company now believes it has a predictable, scalable revenue and business model that, based on the Company’s short but proven revenue history, will help it achieve its business plans.

Liquidity

Clean Energy’s internal sources of liquidity comes from the sale of wireless equipment, paid installation of the equipment, and ongoing revenue from the operation and maintenance of Wi-Fi networks.

Clean Energy's external sources of liquidity will come from private placements of equity and debt financings.

There are no assurances that Clean Energy will be able to achieve further sales of its common stock, sale of convertible debentures, or any other form of additional financing. If Clean Energy is unable to achieve the financing necessary to continue its plan of operations, then Company will not be able to continue its operations and its business will fail.

Capital Resources

As of December 31, 2007, Clean Energy had total current assets of $37,793, total liabilities of $7,887,346 and a working capital deficit of $7,849,553, as compared with a working capital deficit of $7,309,614 as of December 31, 2006. The assets are comprised of cash of $12,124, and accounts receivable of $25,669. The liabilities consisted mainly of accounts payable and accrued expenses of $1,459,222, convertible debentures of $4,181,311 net of the note discount of $327,738, and derivative instrument liabilities of $1,883,655.

Clean Energy’s current cash is not sufficient to finance its operations at current and planned levels for the next 12 months. Management intends to manage Clean Energy's revenue, expenses and payments to preserve cash until Clean Energy is profitable, and will also seek additional financing.  Management is also exploring the possible issuance of the Company’s stock in settlement of amounts due.

Revenue

Our principal sources of revenue are derived from the manufacture and sales of Wi-Fi equipment, and the sales, installation, support and operation of Wi-Fi “Hot Spots” (public wireless local area networks).  We generated $927,073 in revenue for the year ended December 31, 2007 versus $781,948 in revenue for the year ended December 31, 2006. The revenue generated was from the sale of Wi-Fi services, equipment and installation fees, network management services and maintenance services.

Revenue was generated from the following services:

	2007	2006

Transaction Service Fees	$518,928	$64,511
Equipment Sales and Installation	390,645	700,390
Managed Services	17,500	17,047

Total	$927,073	$781,948

Cost of Services

Cost of Services consists primarily of:

	2007	2006
Wi-Fi Services	$331,125	$45,564
Equipment and Installation	196,124	342,667

Total	$527,248	$388.231
Gross Margin	$399,825	$393,717

The Gross Margin for the year ended December 31, 2007 was not significantly different from the year ended December 31, 2006 as the Company reduced its manufacture and sales of equipment.

In the fourth quarter, the Company also recognized a correction to the Cost of Sales for Equipment and Installation from the correction of an inventory estimates previously utilized.  Without this adjustment the Cost of Sales for Equipment and Installation would have been approximately $150,000 less.

Selling, General and Administrative Expenses

General and administrative expenses consist primarily of:
•	Employee compensation and related expenses (including payroll taxes and benefits for executive, administrative and operations personnel)
•	professional fees associated with deployment of our Wi-Fi networks
•	legal and accounting expense connected with various registration efforts with the SEC
•	investor relations and shareholder awareness programs
•	professional fees associated with the development and creation of marketing materials as well as attendance at trade shows
•	travel and entertainment
•	facility and office-related costs such as rent, insurance, maintenance and telephone

These costs decreased approximately 18% from $3,745,215 for the year ended December 31, 2006 to $3,137,830 for the year ended December 31, 2007.  This decrease is primarily due to reductions in payroll and related expenses, accounting fees, travel and entertainment, and investor relations costs offset by increases in payroll tax, consulting, and legal costs.  Management is reviewing general and administrative expenses related to future periods in an effort to continue their reduction as a percentage of revenue as we work toward profitability.

2007 decrease in selling, general and administrative expenses over 2006

For the year ended December 31, 2007
Payroll & related taxes	$875,479
Bad debt expense	184,001
Consulting	(106,804)
Legal	(626,921)
Accounting	66,093
Investor relations	70,834
Rent	36,893
Travel & Entertainment	57,631
Other	50,179
Decrease 2007 over 2006	$607,385

Depreciation and Amortization Expense

Depreciation and amortization expense of $655,848 was recorded for the year ended December 31, 2007 as compared to $76,918 for the year ended December 31, 2006, an increase of $578,930.  The majority of the increase is due to the depreciation of assets deployed in connection with transitioning to a recurring Wi-Fi revenue business model and the write off of intangible assets.

Impairment of Assets Write Down

In December 2007, the Company evaluated various assets determining that there was no impairment of the economic value of any assets during the fiscal year.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, the beneficial conversion feature on convertible notes, and the recording of the fair value of warrants issued throughout the year. Interest expense decreased from $1,254,815 for the year ended December 31, 2006 to $633,241 for the yeard ended December 31, 2007 representing a decrease of $621,574. In spite of an increased dollar value of convertible notes and short term borrowings which increased interest expense, the decrease in recorded interest expense was primarily attributable to the reduction of interest expense when the underlying convertible debentures were assigned from Longview to Taib Bank and Montgomery Securities. The interest rate on the assigned debentures was adjusted from a higher penalty rate to a normal rate of between 5% and 8%. In addition, the accrued liquidated damages associated with the defaults in the amount of $609,191 were not acquired and were written off in 2007.

Net Loss

For the year ended December 31, 2007, we had a net loss of $2,853,488 as compared to a loss of $6,126,669 for the year ended December 31, 2006. The decrease in net loss of $3,273,181 was mainly due to the decrease of $607,385 in SG&A, a decrease of $621,574 in interest expense, a favorable adjustment in the derivative instrument liability adjustment of $1,440,989 offset by an increase of $578,930 in depreciation and amortization, a onetime gain on sale of assets of $85,000 and the forgiveness of $609,191 in accrued interest and liquidated damages from the assignment of convertible debentures.

Income Taxes

No provision for federal and state income taxes has been recorded as we incurred net operating losses since September 1979. Subject to statutory limitations, the net operating losses will be available to offset any future taxable income. Given our operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and Capital Resources

Cash and cash equivalents were $12,124 at December 31, 2007. Net cash used in operating activities of $1,640,873 was derived from the net loss from operations offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs and intangibles, non-cash extinguishment of debt, and increase in accrued expenses.

In January 2007, we issued an aggregate of 5,282,673 shares of common stock to a number of unrelated accredited investors for $250,066.88 at an average price of $0.0473 per share.

In February 2007, we issued an aggregate of 6,712,388 shares of common stock to a number of unrelated accredited investors for $357,155.52 at an average price of $0.0532 per share.

In March 2007, we issued an aggregate of 2,545,491 shares of common stock to a number of unrelated accredited investors for $167,781.60 at an average price of $0.0659 per share.

In April 2007, we issued an aggregate of 6,198,749 shares of common stock to a number of unrelated accredited investors for $316,920.82 at an average price of $0.0511 per share.

In May 2007, we issued an aggregate of 11,819,472 shares of common stock to a number of unrelated accredited investors for $527,928.59 at an average price of $0.04467 per share.

In May 2007, we issued an aggregate of 2,100,000 shares of common stock as compensation to the former CFO of the Company with a value of $105,000 at an average price of $0.05 per share.

In June 2007, we issued an aggregate of 2,000,000 shares of common stock to an unrelated accredited investor for $100,000 at an average price of $0.05 per share.

In June 2007, we issued an aggregate of 740,000 shares of common stock to unrelated parties for services performed in the amount of $28,000 at an average price of $0.0378 per share.

In July 2007, we issued an aggregate of 23,724,534 shares of common stock to a number of unrelated accredited investors for $105,577 in convertible debentures at an average price of $0.00445 per share

In July 2007, we issued an aggregate of 3,200,000 shares of common stock for $7,060 in consulting services at an average price of $0.0022 per share.

In August 2007, we issued an aggregate of 5,000,000 shares of common stock to an unrelated accredited investors for $5,000 at an average price of $0.0055 per share.

In August 2007, we issued an aggregate of 561,410 shares of common stock for $2,561 in consulting services at an average price of $0.0046 per share.

In September 2007, we issued an aggregate of 5,200,000 shares of common stock for $19,500 in consulting services at an average price of $0.0038 per share.

In November 2007, we issued an aggregate of 1,250,000 shares of common stock on the conversion of $2,000 in convertible debentures at an average price of $0.0016 per share.

Off-Balance Sheet Arrangements

Clean Energy and Power, Inc. has no off-balance sheet arrangements.

Material Agreements

The Company has contractual obligations to repay it debentures and notes payable and to make payments under its operating lease agreement.

Payments due by period:

Contractual Obligation	Total	2008	2009 and thereafter
Convertible Debt1	$4,509,049	4,509,049	$-
Notes payable	107,658	107,658	-

Total Contractual Obligations	$4,616,707	$4,616,707	$-

1 – Convertible debentures matured in 2007 and were extended one year by written agreement.  Subsequently they are all in default having matured and not been paid off or converted.

Federal and State Tax Liabilities

The Company had been previously notified by the Internal Revenue Service (IRS) and the California Employment Development Department that the Company owed a total of $222,335 in back payroll taxes (including penalties and interest to date).  The Company was also notified that the Internal Revenue Service had recorded a federal tax lien against the Company in the office of the Los Angeles County Recorder in the amount of $58,638 (which is a part of the total amount).

As of the statement date of December 31, 2007, the Company had made payment to the California Employment Development Department.  The Company had also made partial payment and entered into a settlement agreement with the IRS.  As of December 31, 2007, the remaining balance due to the IRS was approximately $180,000 including penalties and interest.

Subsequently, at the date of filing, the balance due to the IRS is approximately $60,000.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods.

Cash and Cash Equivalents – For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

Impairment of long-lived assets – The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

As of December 31, 2007 the Company does not have any impaired assets.

Use of Estimates - The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date the financial statements and the reported amounts of revenue and expenditures during the reporting period. Actual results could differ from those estimates.

Accounts receivable and concentration of credit risk – Concentration of credit risk with respect to trade receivables is limited to customers dispersed across the United States of America.  While trade receivables are concentrated in the market for Wi-Fi equipment, the Company has begun to diversity its sales and has developed additional markets including its efforts to increase the direct installation of Wi-Fi networks and development of a recurring revenue stream from such locations; accordingly the Company has reduced its exposure to business and economic risk.  Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the various customers.

Allowance for doubtful accounts – The Allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable.  The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received.  The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified.  In determining specific receivables where collections may not have been received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition.  The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates.

At December 31, 2007, the Company created an allowance for bad debts in the amount of $ 0.  Since our reporting was delayed long past the collection of the open receivables, the bad debts were adjusted to the actual results in financial statements filed with this 10K.

Fair Value of Financial Instruments - The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Deferred Financing Costs - The Company amortizes deferred financing costs over the life of the notes which range from one to three years.

Impact of New Accounting Standards Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS Statement 157, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. The Company adopted this statement effective December 31, 2007 and management has determined that there has been no material impact on the Company's financial statements since its adoption.

In February 2007, the FASB issued SFAS Statement 159, Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted this statement effective December 31, 2007 and management has determined that there has been no material impact on the Company's financial statements since its adoption.

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Inventory – Inventory consists of material and equipment held for manufacture, resale or staged for future installation.  Inventory is valued at the lower of cost or market.  Obsolete inventory is written off and disposed of on a periodic basis based on specific identification.

Property and Equipment - Property and equipment are recorded at cost.   Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be from three to seven years.

Intangibles – Intangibles represent the net value of the customer lists and contracts acquired in the acquisition of both Global Connect, Inc. doing business as Ivado.  The Company has adopted the provisions of SFAS No 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) for the determination of fair value of the intangibles carrying value.

Revenue Recognition - Revenue generated for Internet access via Wi-Fi or Internet terminals is recognized at the time the service is used.  Costs associated with providing the services are expensed as incurred.

Revenue generated from the manufacture, sale and installation of Wi-Fi equipment is recognized at time of shipment FOB to the customer.  Costs associated with the equipment sold are expensed at the time of shipment. Configuration and setup labor is expensed as incurred.

Derivative Liabilities - Pursuant to Emerging Issue Task Force ("EITF") EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as an adjustment to interest expense.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Form 10-Q; and any current reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

CLEAN ENERGY AND POWER, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

	Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F -	2

CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet	F -	3
Statements of Operations	F -	4
Statements of Stockholders' Equity (Deficit)	F -	5
Statements of Cash Flows	F -	6

Notes to Financial Statements	F -	7 to 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Clean Energy and Power, Inc.
Warwick, Rhode Island

We have audited the accompanying consolidated balance sheet of Clean Energy and Power, Inc. (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006.  The year ended December 31, 2006 was audited by the predecessor accounting firm.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy and Power, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, which was audited by the predecessor accounting firm, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses as more fully described in Note 1.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
February 7, 2011

Clean Energy and Power, Inc.
CONSOLIDATED BALANCE SHEETS

	For the years ended
ASSETS	December 31,
	2007	2006
CURRENT ASSETS:
Cash	$12,124	$2,151
Accounts receivable (net of allowance of $0)	25,669	96,372
Inventories	-	97,015
Prepaid expenses	-	8,088
TOTAL CURRENT ASSETS	37,793	203,626

EQUIPMENT, net	304,483	437,142

OTHER ASSETS:
Deferred finance costs	62,343	119,242
Deposits	-	-
TOTAL OTHER ASSETS	62,343	119,242

	$404,620	$760,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,459,222	$1,581,877
Payroll tax liability	180,000	-
Convertible debentures due in one year (net of note discount of $327,738 and $1,297,432)	4,181,311	2,513,318
Notes payable	107,658	50,924
Notes payable - officers / related parties	75,500	42,477
Derivative instrument liability	1,883,655	3,324,644
TOTAL CURRENT LIABILITIES	7,887,346	7,513,240

LONG TERM LIABILITIES:
TOTAL LONG TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $.0001 par value; authorized shares -
3,000,000 shares; 3,000,000 issued and outstanding	3,000	3,000
Preferred stock - Series B, $.0001 par value; authorized shares -
5,000,000 shares; 527,032 issued and outstanding	527	540
Accrued dividend - Series B Preferred	86,627	42,160
Common stock, $.0001 par value; authorized shares -
5,000,000,000 shares; 185,860,212 shares issued and outstanding	185,860	32,330
Additional paid-in capital	24,080,550	22,110,075
Accumulated deficit	(31,839,290)	(28,941,335)
TOTAL STOCKHOLDERS' DEFICIT	(7,482,727)	(6,753,230)

	$404,620	$760,010

See notes to consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2007	2006
REVENUES:
Wi-Fi service fees	$518,928	$64,511
Equipment sales and installation	390,645	700,390
Managed and professional services	17,500	17,047
TOTAL REVENUE	927,073	781,948

COST OF SERVICES:
Wi-Fi services	331,125	45,564
Equipment and installation	196,124	342,667
TOTAL COST OF SERVICES	527,248	388,231

GROSS MARGIN	399,825	393,717

OPERATING EXPENSES:
Selling, general and administrative	3,137,830	3,745,215
Depreciation	655,848	76,918
Gain on sale of assets	(8,120)	-
TOTAL OPERATING EXPENSES	3,785,558	3,822,133

OPERATING LOSS	(3,385,733)	(3,428,416)

INTEREST EXPENSE	(633,241)	(1,254,815)
FORGIVENESS OF ACCRUED INTEREST AND LIQUIDATED DAMAGES	609,191	-
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY	1,440,989	3,369
AMORTIZATION OF NOTE DISCOUNT	(969,694)	(1,449,132)
OTHER INCOME	85,000	2,325

NET LOSS	$(2,853,488)	$(6,126,669)

Undeclared dividends and deemed dividends on preferred stock	(44,467)	(42,160)

Net loss applicable to common stockholders	$(2,897,955)	$(6,168,829)

BASIC AND DILUTED - NET LOSS PER SHARE	$(0.03)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	86,810,062	32,329,535

See notes to consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock							Accumulated
	Series A		Series B		Common Stock		Additional	Dividend on		Total
	($.001 par value)		($.001 par value)		($.001 par value)		Paid-In	Preferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance forward, January 1, 2006	3,000,000	$3,000	-	$-	3,697,597	$3,698	$20,616,928	$-	$(22,784,667)	$(2,161,041)

Issuance of stock for:
Compensation		-		-	2,008,663	2,009	342,515		-	344,524
Conversion of debt		-		-	1,853,010	1,853	477,741		-	479,594
Amort of unearned compensation		-		-		-	66,666		-	66,666
Acquistions		-		-	861,174	861	228,012		-	228,873
Exercise of warrants		-		-	92,198	92	13,738		-	13,830
Cash		-		-	8,057,196	8,057	738,633		-	746,690
Related party notes administrative fee		-		-	42,666	43	10,624		-	10,667
Convertible debt commitment fee		-		-	35,200	35	8,765		-	8,800
Convertible debt finance fee		-		-	60,852	61	23,939		-	24,000
Issuance of Preferred Series B shares		-	540,000	540	14,286	14	489,446			490,000
Restricted shares issued to employees		-		-	194,925	195	155,745		-	155,940
Escrow shares issued		-		-	15,411,768	15,412	(15,412)		-	(0)
Amort of stock issued for def consulting		-		-		-	336,777		-	336,777
Deemed dividend-Series B Preferred		-		-		-	(1,331,410)		-	(1,331,410)
Dividend on Series B Preferred-reclassified		-		-		-	-	42,160	(29,999)	12,161
Reclass derivitive liability recorded to additional paid in capital		-		-		-	(52,632)		-	(52,632)
Net loss	-	-	-	-	-	-	-	-	(6,126,669)	(6,126,669)

Balance, December 31, 2006	3,000,000	3,000	540,000	540	32,329,535	32,330	22,110,075	42,160	(28,941,335)	(6,753,230)

Issuance of stock for:
Compensation		-		-	11,970,769	11,971	180,089		-	192,060
Conversion of debentures		-		-	23,463,175	23,463	93,693		-	117,156
Cash		-		-	63,544,131	63,544	1,651,081			1,714,625
Reg S shares sold for cash		-		-	53,003,483	53,003	(53,003)			-
Cancellation of escrow shares		-		-	(1,568,071)	(1,568)	(13,706)			(15,274)
Issuance of shares to escrow		-		-	61,410	61	(61)			-
Dividend on Series B Preferred		-		-	-	-	-	44,467	(44,467)	-
Beneficial conversion		-		-	-	-	115,425			115,425
Conversion of Preferred B stock to common		-	(12,968)	(13)	3,055,780	3,056	(3,043)			-
Net loss		-		-	-	-	-		(2,853,488)	(2,853,488)

Balance, December 31, 2007	3,000,000	$3,000	527,032	$527	185,860,212	$185,860	$24,080,550	$86,627	(31,839,290)	$(7,482,726)

See notes to consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,853,488)	$(6,126,669)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of equipment	655,848	76,918
Bad debt expense	-	184,001
Amortization of deferred consutling fees / unearned compensation
Amortization of deferred financing cost	56,899	35,978
Stock issued for compensation	192,060	344,524
Fair value common stock issued for services	-	155,940
Write off of note discounts	969,694	-
Forgivness of accrued interest and liquidated damages	609,191	-
Derivative instrument liability expensed	(1,440,989)	1,404,703

Changes in assets and liabilities:
Accounts receivable	70,703	48,524
Inventory	97,015	(26,534)
Prepaid expenses	8,088	8,537
Payroll taxes	180,000	-
Accounts payable and accrued expenses	(247,674)	1,342,150
Net cash used in operating activities	(1,702,653)	(2,148,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition / disposition of equipment	(371,756)	(125,889)
NET CASH USED IN INVESTING ACTIVITIES	(371,756)	(125,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	13,830
Payments of notes payable	(3,266)	-
Proceeds of private placement	1,714,625	1,236,690
Proceeds from related party	33,023	53,144
Proceeds from convertible debentures	340,000	969,000
Increase in deferred finance costs	-	(122,420)
Proceeds from notes payable	-	40,924
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,084,382	2,191,168

INCREASE (DECREASE) IN CASH	9,973	(83,206)

CASH - BEGINNING OF PERIOD	2,151	85,357

CASH - END OF PERIOD	$12,124	$2,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$106,838

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures and interest into stock	$117,516	$-
Reclass of accounts payable converted to convertible debentures	$452,550	$-
Accrued dividends on Preferred Stock	$86,627	$42,160

See notes to consolidated financial statements

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

1.     Nature of Operations and Going Concern

Clean Energy and Power, Inc. (the “Company”) was incorporated as Tesmark, Inc. in September 1979 in the State of Idaho.  In November 1998, the Company changed its state of incorporation from Idaho to Nevada and in January 2001 changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, the Company acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, the Company shifted its strategy from that of a service provider to an original equipment manufacturer, or OEM. 5G Partners liquidated shortly after acquisition and Wireless Think Tank, Inc. is inactive.  On June 25, 2009, the Company changed its name to Clean Energy and Power, Inc.

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

On June 3, 2005, the Company’s board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval on certain matters. Pursuant to a definitive Schedule 14A proxy statement filed with the SEC on September 19, 2005, the Company sought approval from the stockholders, at the annual stockholder’s meeting on October 20, 2005, for the following (among other things): (a) to terminate the Company’s status as a BDC under the 1940 Act and to file a Form N-54C with the SEC to terminate this status, and (b) to file a new registration statement with the SEC. This registration statement was filed on August 8, 2006, but was not declared effective by the SEC prior to the Company’s request to withdraw the registration statement on July 19, 2007.

On October 20, 2005, the Company’s stockholders approved (among other things) (a) the termination of the Company’s status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC. Accordingly, the accompanying balance sheet as of December 31, 2006 has been presented on a single entity basis.

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

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into the Company.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

Nature of Operations and Going Concern (continued)

On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. (“GCI”) (see Exhibit 10.13 included in our 10K for the year ended December 31, 2006). The assets acquired from GCI are in the business of providing wireless Internet access to hospitality property patrons.

In June 2009 the Company, in conjunction with its name change to Clean Energy and Power, Inc.  re-focused its business on the development of alternative energy projects and environmentally beneficial technologies.

In 2010, the Company built and deployed its first pilot solar project in the Czech Republic.  While a small project overall, its goal was to make sure that the Company would be able to work in Eastern Europe for deployment of larger projects that it was investigating.  Several of these projects are under review and the Company expects that during 2011, it will either acquire or build one or more of these projects, each of which is profitable on a standalone basis.

In November 2010, the Company announced the decision to launch a new division dedicated to the bio-fuel efforts.  Subsequently, the Company announced the signing of a Letter of Intent to acquire the assets Pacific Oil Products.  Closing of this acquisition is expected to be completed during the first quarter of 2011, however in the interim, Mr. Shen our Company’s President, is working with the management of Pacific Oil Products to develop a number of opportunities that should lead to revenue generation in the near future.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $2,853,488 for the year ended December 31, 2007, and has an accumulated deficit of $31,839,290. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from Wi-Fi Operations. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.     Significant Accounting Policies

a)     Accounting Principles and Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information.  For the year ended December 31, 2006, some numbers have been reclassified to provide proper year to year comparison of numbers.

b)     Revenue Recognition

Revenue generated for Internet access via Wi-Fi or Internet terminals is recognized at the time the service is used.  Costs associated with providing the services are expensed as incurred.

Revenue generated from the manufacture, sale and installation of Wi-Fi equipment is recognized at time of shipment FOB to the customer.  Costs associated with the equipment sold are expensed at the time of shipment. Configuration and setup labor is expensed as incurred.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

c)     Foreign Currency Translation

The Company's functional and reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with guidelines issued by the FASB as follows:

i) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii) non-monetary assets at historical rates; and

iii) revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statement of operations.

d)     Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as no common stock equivalents at December 31, 2007 and 2006 would be dilutive.

As of December 31, 2007 and 2006, the Company has respectively excluded 42,616,666 and 167,616,666 warrants from the calculation.

e)     Fair Value of Financial Instruments

As defined in FASB ASC Topic No. 820-10 (formerly SFAS 157), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models.  Level 3 instruments include derivative warrant instruments.  The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

Fair Value of Financial Instruments (continued)

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2007 and December 31, 2006:

	Fair Value Measurements at December 31,
Description	(Level 1)	(Level 2)	(Level 3)		Total Carrying Value
			2007	2006	2006	2007
Derivative liability	$-	$-	$1,883,655	$3,324,644	$1,883,655	$3,324,644
Total	$-	$-	$1,883,655	$3,324,644	$1,883,655	$3,324,644

f)     Income Taxes

Income taxes are accounted for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides an allowance against deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Effective December 1, 2007, the Company adopted guidelines issued by the FASB, which requires that the Company recognize in the financial statements, the impact of a tax position if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position. The adoption of this guideline had no impact on the Company's financial statements.

g)    Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

h)    Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

i)     Recently Adopted Accounting Pronouncements

There are several new accounting pronouncement issued or proposed by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

3.     Capital Stock

a)     Authorized

Authorized capital stock consists of:
5,000,000,000 common shares with a par value of $0.001 per share; and
3,000,000 preferred “A” shares with a par value of $0.001 per share; and
5,000,000 preferred “B” shares with a par value of $0.001 per share

b)    Convertible Debentures

The Company has issued convertible debentures to a number of parties.  The debentures are convertible at variable rates.  The discounts range from 20% to 35% of the market price at the time of conversion.  As a result, the Company assessed the terms of the various convertible debentures in accordance with ASC Topic No. 815 – 40,  Derivatives and Hedging - Contracts in Entity’s Own Stock  (formerly Emerging Issues Task Force Issue No. 07-5,  Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ) and determined that the underlying embedded feature conversion option is indexed to the Company’s common stock and are therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As each debenture has a separate issuance date, the table below summarizes the valuations at the valuation dates of December 31, 2007 and 2006 respectively.  The revaluation of the derivatives as of December 31, 2007 resulted in a value of derivative liability of $1,883,655.  The change in fair value during the period of December 31, 2006 to December 31, 2007 resulted in a recorded gain on fair value of derivative liability of $1,440,989 in the accompanying consolidated statement of operations.  For the twelve months ended December 31, 2007, the Company also amortized the discount on the note for $969,694.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2007	December 31, 2006
Common stock issuable upon conversion	3,363,354,724	42,907,478
Estimated market value of common stock on measurement date	$260,204	$3,595,558
Exercise price	$0.0010	$0.09
Risk free interest rate (1)	3.94%	4.95%
Term in years	0.5 years	1.50 years
Expected volatility	155%	146%
Expected dividends (2)	0%	0%

(1)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.
(2)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

c)    Share Issuances

In January 2007, we issued an aggregate of 5,282,673 shares of common stock to a number of unrelated accredited investors for $250,066.88 at an average price of $0.0473 per share.

In February 2007, we issued an aggregate of 6,712,388 shares of common stock to a number of unrelated accredited investors for $357,155.52 at an average price of $0.0532 per share.

In March 2007, we issued an aggregate of 2,545,491 shares of common stock to a number of unrelated accredited investors for $167,781.60 at an average price of $0.0659 per share.

In April 2007, we issued an aggregate of 6,198,749 shares of common stock to a number of unrelated accredited investors for $316,920.82 at an average price of $0.0511 per share.

In May 2007, we issued an aggregate of 11,819,472 shares of common stock to a number of unrelated accredited investors for $527,928.59 at an average price of $0.04467 per share.

In May 2007, we issued an aggregate of 2,100,000 shares of common stock as compensation to the former CFO of the Company with a value of $105,000 at an average price of $0.05 per share.

In June 2007, we issued an aggregate of 2,000,000 shares of common stock to an unrelated accredited investor for $100,000 at an average price of $0.05 per share.

In June 2007, we issued an aggregate of 740,000 shares of common stock to unrelated parties for services performed in the amount of $28,000 at an average price of $0.0378 per share.

In July 2007, we issued an aggregate of 23,724,534 shares of common stock to a number of unrelated accredited investors for $105,577 in convertible debentures at an average price of $0.00445 per share

In July 2007, we issued an aggregate of 3,200,000 shares of common stock for $7,060 in consulting services at an average price of $0.0022 per share.

In August 2007, we issued an aggregate of 5,000,000 shares of common stock to an unrelated accredited investors for $5,000 at an average price of $0.0055 per share.

In August 2007, we issued an aggregate of 561,410 shares of common stock for $2,561 in consulting services at an average price of $0.0046 per share.

In September 2007, we issued an aggregate of 5,200,000 shares of common stock for $19,500 in consulting services at an average price of $0.0038 per share.

In November 2007, we issued an aggregate of 1,250,000 shares of common stock on the conversion of $2,000 in convertible debentures at an average price of $0.0016 per share.

5.   Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended December 31	2007	2006

Loss before income taxes	$(2,853,488)	$(6,126,669)

Income tax recovery at statutory rate - 35%	1,000,000	2,145,000
Unrecognized benefit of operating losses	(1,000,000)	(2,145,000)
	$-	$-

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

Income Taxes (continued)

The significant components of the Company's deferred income tax assets are as follows:

As at December 31	2007	2006

Operating losses carried forward	$31,839,290	$28,940,936
Valuation allowance	(31,839,290)	(28,940,936)
	$-	$-

At December 31, 2007 the Company has available net operating losses of approximately $31,839,290 which may be carried forward to apply against future taxable income. These losses will begin to expire in 2018. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

6.     Legal

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

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

Legal (continued)

response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction at a hearing on April 20, 2007).

On July 9, 2007, the Company, the two former directors, and Longview Funds entered into Settlement Agreements under which Cornell Capital Partners, L.P. acquired Longview’s interest in and to the convertible debentures and warrants held by Longview.  Simultaneously, the Company and Cornell entered into an extension agreement under which one year was added to the due date of each of the convertible debenture.  In conjunction with the Settlement Agreements, the parties filed dismissals of the complaints referenced above.

In December 2010, the Company received notice from the SEC that they would be opening an investigation into the Company’s failure to file the reports required pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.  These filings include the 10K for 2007, and all 10Q’s and 10K’s required through the third quarter of 2010.

The filing of this report is the first of the delinquent filings and the Company expects to complete all past due filings within several weeks, and believes that completion of all delinquent filings will lead to the closing of the investigation by the SEC.  It is entirely possible that the SEC upon completion of their investigation could halt trading in the shares of the Company’s Common Stock, and management is making every effort through completion of the filings to prevent this outcome.  On January 27, 2011, the SEC issued a temporary cease trade order on the Company’s common shares.  The Company is attempting to resolve this matter in a timely fashion, but cannot be certain its efforts will be successful.

In January 2011, the Company, its CEO, and a former CEO were served with a lawsuit by a holder of Preferred B Shares of the Company.  The suit alleges a number of unfounded accusations, and is the result of the Company’s refusal to convert the Preferred B Shares into Common Stock after a representative of the holder threatened to “tank the price of the stock” upon conversion.

The Company believes that the suit is without merit and will seek its dismissal for lack of venue.  In addition, the Company believes that neither the current or former CEO acted “ex-officio” in their actions and, as is required under Nevada law and the Company’s by-laws, will represent them in seeking dismissal of the case.

The Company cannot be certain of the outcome, but believes the suit to be without merit and frivolous.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

7.     Commitments and Contingencies

        The Company has contractual obligations to repay it debentures and notes payable and to make payments under its operating lease agreement.

        Payments due by period:

Contractual Obligation	Total	2008	2009 and thereafter
Convertible Debt1	$4,509,049	4,509,049	$-
Notes payable	107,658	107,658	-
Operating leases	127,770	127,770	-

Total Contractual Obligations	$4,744,477	$4,744,477	$-

1 – Convertible debentures matured in 2007 and were extended one year by written agreement. Subsequently they are all in default having matured and not been paid off or converted.

8.     Related Party Transactions

From time to time, our former CEO, and other officers lent money to the Company.  At December 31, 2007 the balance owed was $75,500.  Of this balance, only $40,000 bears interest at 10% per annum.  The remaining balance bears no interest and all loans are due on demand.

9.     Warrants

From time to time, the Company has issued warrants in connection with the issuance of certain financial instruments.

During the years ended December 31, 2007 and 2006, the Company issued 40,000,000 warrants at an exercise price of $0.001 per share and 2,616,668 warrants with exercise prices between $0.15 and $0.35 per share.

At December 31, 2007, the Company had a total of 281,632,833 warrants outstanding with a weighted average exercise price of $0.13 per share.

At the time of this filing (February 7, 2011), all warrants have expired unexercised with the exception of the following:

Date of issuance	Expiration Date	Number of Warrants	Exercise Price	Total Face Value
4/15/2006	4/14/2011	216,668	$0.150	$32,500.20
6/13/2006	6/12/2011	800,000	$0.150	$120,000.00
6/13/2006	6/12/2011	1,600,000	$0.350	$560.000.00
9/18/2007	9/18/2012	40,000,000	$0.001	$40,000.00
	Total	42,616,666		$752,500.00

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

10.     Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2007 which is the date of the financial statements issued herewith.  Only significant Company events are listed here.

•	On April 4, 2008, James R. Clarke was appointed to the board of directors
•	On July 11, 2008, the Company effected a reverse stock split of 1 for 2,000
•	On July 27, 2008, James R. Clarke was appointed as the new Chief Executive Officer
•	On July 27, 2008, Don Boudewyn resigned as an officer and director of the Company
•	On July 27, 2008, Jerry Dix resigned as an officer and director of the Company
•	On December 15, 2008, Bo Linton was appointed to the board of directors and as Chief Executive Officer
•	On December 15, 2008, James R. Clarke resigned as an officer and director of the Company
•	On June 25, 2009, the Company changed its name to Clean Energy and Power, Inc.
•	On August 31, 2009, the Company amended its Articles to increase the number of preferred shares to 50,000,000 shares with a par value of $0.001 per share
•	On October 16, 2009, the Company appointed Erwin Vahlsing, Jr. to the board of directors and as Chief Executive Officer
•	On October 16, 2009, Bo Linton resigned as an officer and director of the Company
•	On February 5, 2010, the board of directors appointed Dennis Shen as President
•	On April 23, 2010, the Company effected a reverse stock split of 1 for 1,000
•	On January 27, 2010 the SEC issued an Order of Suspension of Trading of the Company’s common stock. The order was issued due to the failure of the Company to file the periodic reports required under the Securities Act of 1934. The Company is working to rectify this matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  Effective on July 17, 2009, the independent accountant who was previously engaged as the principal accountant to audit the Company’s financial statements, Squar, Milner, Peterson, Miranda & Williamson, LLP, was dismissed.  This dismissal was approved by the Company’s Board of Directors.  This firm audited the Company’s financial statements for the fiscal years ended December 31, 2004, 2005, and 2006.  This accountant’s report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, this accountant’s report on the financial statements for those years neither contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  In addition, there were no “reportable events” as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-K that occurred within the Company’s most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

(b)  Effective on July 17, 2009, the firm of Sherb & Co., LLP was engaged to serve as the new independent registered public accounting firm to audit the Company’s financial statements.  The decision to retain this firm was approved by the Company’s Board of Directors.  During the Company’s two most recent fiscal years, and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged firm regarding any matters involving (i) the application of accounting principles to a specified transaction, (ii) the type of opinion that might be rendered on the Company’s financial statements, (iii) accounting, auditing or financial reporting issues, or (iv) reportable events.

(c)  On November 30, 2006, the Company was informed by Squar, Milner, Miranda & Williamson, LLP (formerly known as Squar, Milner, Reehl & Williamson, LLP) (“Squar Milner”), the Company’s independent registered public accounting firm, that it had consummated a merger with Peterson & Co., LLP of San Diego, California (which is also registered with the Public Company Accounting Oversight Board). As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with the former firm. The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP. The decision to change principal accountants was approved by the Company’s Audit Committee and subsequently approved by the Board of Directors.

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

(d) On November 30, 2006, the Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP, as successor to Squar Milner, as its independent registered public accounting firm to audit the Company’s financial statements. During the fiscal years ended December 31, 2005 and 2004, and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Additionally, the Company lacks an independent audit committee or independent members of the board of directors to oversee the accounting and finance functions which also is a weakness in the Company’s financial procedures.  Other than for these exceptions, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the directors and executive officers of our Company, their ages and positions with our Company. Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

There are no arrangements or understandings’ regarding the length of time a director of our company is to serve in such a capacity.

Due to changes in the executive officers since the date this filing was due, below are both the current and former officers of record at the time this 10K was due.

The following table sets forth information about our executive officers and directors as of February 7, 2011.

Name and Address	Age	Position
Erwin Vahlsing, Jr.	54	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director
Dennis Shen	43	President, and Director

Erwin Vahlsing, Jr. has served as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director since October 2009.  Mr. Vahlsing is a financial executive with domestic and international experience managing finance departments in the manufacturing, service, and construction industries. Mr. Vahlsing has acted as Chief Financial Officer to ICOA, Inc. since 2001. He acted as a Consultant to E&M Advertising for SEC compliance and due diligence. Mr. Vahlsing received an MBA from the University of Rhode Island in 1986 and a Bachelors degree in Accounting from the University of Connecticut.

Dennis Shen has served as our President and a Director since February 2010.  Mr. Shen is the former Chief Operating officer of Biocentric Energy Holdings, Inc. (OTCPK:BEHL), and lead developer of the Algae Bioreactor.  He has significant experience with a number of alternative and clean energy technologies, and a solid understanding of the financing, cash flow, and budgeting for development of such opportunities.

From July 27, 2008 to October 16, 2009 the following individuals held the positions of Chief Executive Officer and Director:

April 4, 2008 to December 15, 2008                          James R. Clarke
Mr. Clarke, age 63, has had varied experience in sales and marketing, strategic planning, start-ups, and turnaround management for high technology products and services.  He has directed several start-up companies from initial funding through setting up manufacturing and international distribution.  From 1993 to 2005, Mr. Clarke served as a partner of Delphi Group, Inc., a corporate development business that advised clients with regard to the interaction of the public financing community with the securities industry.  He retired in 2005.  From March 2008 to the present, he has served as a director of BPIL International, a shell company, and corporate secretary of DM Products, a company that develops, finances, produces, markets and distributes unique and innovative consumer products through infomercials, media marketing and other distribution channels.

Mr. Clarke has a Bachelor of Science degree from Oklahoma City University and a Master of Science degree (marketing) from Oklahoma State University.

December 15, 2008 to October 16, 2009                           Bo Linton
Mr. Linton, age 38, founded International Capital Group, Inc. in 1998, a successful mergers and acquisitions firm.  Under his leadership as president and CEO, this company advised on numerous mergers and acquisitions with private and publicly traded companies.  In 2001 Mr. Linton left his previous position to found Berserker Entertainment, Inc.  Mr. Linton served as Chairman of the Board for this production, distribution, and HD post-production facility until the end of 2004.  From March 2005 to October 2005, he served as the president of Seamless Skyyfi, Inc., a wholly owned subsidiary of the public company Seamless Wi-Fi, Inc.  In November 2005, Mr. Linton left his last position and founded the company Carbon Jungle LLC and served as President and CEO of this environmental company.  After leaving this position, he served as president and a Director of MagneGas Corporation, a reporting company in the waste to fuel industry, from March 2007 to July 2008.

Mr. Linton received his Bachelor's degree from Louisiana State University in the spring of 1994. Some of his studies included: business law, economics, finance, environmental science, theater, real estate, and speech.

The following table sets forth information about our executive officers and directors as of December 31, 2007 the period covered by this filing and at the time this filing was due.

Name and Address	Age	Position
Jerry Dix California	62	Chief Executive Officer, President, and Director
Don Bodeuwyn California	43	Executive Vice President, Secretary, Treasurer, and Director
Andrew McCormac California	44	Chief Financial Officer

On July 27, 2008, Mr. Jerry Dix, resigned as a CEO, President, and Director of the Company.

On July 27, 2008, Mr. Don Boudewyn resigned as Executive Vice President, Secretary, Treasurer and Director of the Company.

On September 21, 2007, Mr. Andrew McCormac resigned as the CFO of the Company.

Jerry Dix has served as our President, Chief Executive Officer and Director since January 2002.  Mr. Dix has been in the wireless industry since 1994 and was a pioneer in the pre-paid cellular industry with Globalwise Communications and Prepaid Technologies. In 1995, Dix and his partner launched PrePay Technologies, a wholly owned subsidiary of Globalwise Communications. PrePay Technologies was developed with proprietary technology that enabled PrePay Technology to deliver a prepaid wireless platform as a re-seller for AirTouch in San Diego, California. In 1996, Mr. Dix helped found Satellite Control Technologies, a publicly traded company with patented one and two-way paging technologies, where he worked until being named president and chief executive officer of the Company in January 2002. Mr. Dix helped develop and launch the AlphaTrak locating and control system that utilizes this patented technology combined with GPS technology to locate assets in North America.

Don Boudewyn has served as our Executive Vice President, Secretary, Treasurer, and Director since January 2002. He has held various positions with the Company, including president and vice president of international sales since founding the Company in 2000. From October 1998 to October 2000, Mr. Boudewyn served as a major account executive and business development manager for Celterra Vancouver Ltd., where he was responsible for sales, marketing and business development strategies for a national fiber optic network. Prior to his experience in the communications arena, Mr. Boudewyn worked in real estate from July 1986 to October 1998. He graduated from the British Columbia Institute of Technology with a Bachelor of Arts degree in sales and marketing management. He is also a graduate of the UCLA Director Training & Certification Program.

Andrew D. McCormac has served as our Chief Financial Officer since October 16, 2006 prior to that, from May 2006, he served as a consultant to the Company on accounting matters.  He has more than 16 years of experience in financial arenas, and has extensive background in managing the financial plans and accounting policies for high growth companies. From December 2001 to May 2006, Mr. McCormac served as the chief financial officer of Storactive, Inc. in Marina del Rey, California, leader in developing true continuous data protection software for Windows PCs and Exchange Servers. From October 2000 to December 2001, he was a consulting chief financial officer. Prior to that, Mr. McCormac served as senior vice president of finance at Quarterdeck Corporation (before it was acquired by Symantec, Inc.) and a vice president at Countrywide Home Loans.

He received a Bachelor of Science degree in accounting in 1986 from the University of Southern California, and is licensed as a certified public accountant in California.

Mr. McCormac does not have an employment agreement with the Company.

Committees of the Board of Directors

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

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company. A copy of the code of ethics is filed with the SEC as Exhibit 14 to the Company's Form 10K for the year ending December 31, 2006.  If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. During fiscal 2007, the Company is unaware of any required reports that were not timely filed.

Significant Personnel

We have no significant personnel other than our officers and directors. We presently rely on consultants and other third party contractors to perform administrative services for the Company. We have no formal contracts with any of these consultants and contractors.

Nominating Committee

We do not have a standing nominating committee; our Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities by the officers for the last three completed fiscal years.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name & Principal Position	Fiscal Year Dec 31,	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards		Options / SARs	LTIP Payouts	All Other Compensation(1)

Jerry Dix,	2007	$0		$0	$0	0		0	0	0
Chief Executive Officer,	2006	$140,400	(2)	$0	$0	$48,843	(3)	0	0	0
President, Director	2005	$144,000		$0	$0	0		0	0	0

Don Boudewyn	2007	$107,000		$0	$0	0		0	0	0
Executive VP,	2006	$107,000	(4)	$0	$0	$30,200	(5)	0	0	0
Secretary, Treasurer,	2005	$96,000		$0	$0	0		0	0	0
Director

Andrew D. McCormac	2007	$0		$0	$0	0		0	0	0
Chief Financial Officer	2006	$0		$0	$0	0		0	0	0
	2005	$0		$0	$0	0		0	0	0

See notes below:

(1)
The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.

(2)	Of this total amount, $10,200 was accrued but not paid in 2006.

(3)	The total stock award was 61,954 restricted shares of common stock valued at $48,843 ($0.80 per share).

(4)	Of this total amount, $12,000 was accrued but not paid in 2006.

(5)	The total stock award was 37,750 restricted shares of common stock valued at $30,200 ($0.80 per share).

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Compensation Committee

We no longer have a compensation committee. The functions of the compensation committee are currently carried out by our Board of Directors.

Employment Agreements

All prior employment agreements between the Company and Mr. Dix and Mr. Boudewyn expired on February 1, 2005.

Other Compensation

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

Presently, there are no plans or agreements for compensation of our officers and directors even if certain milestones are achieved in the business plan. However, we expect to adopt a plan of reasonable compensation to our officers and employees during the coming year.

Outstanding Equity Awards at Fiscal Year-End Table.

There were no outstanding equity awards at December 31, 2007 for the directors and executive officers of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The Company has no securities authorized for issuance under equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 17, 2011 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

		Common Stock Beneficially Owned (1)
Name and Address	Title of Class	Amount	Percent of Class(2)
Montgomery	Common	1,496,701,632	88.9%
Certain Wealth / Taib Bank	Common	1,858,749,567	90.9%
Richardson & Patel	Common	380,293,899	67.2%
Erwin Vahlsing, Jr.	Common	1,000,000	0.5%
Dennis Shen	Common	2,600,000	1.4%
Jerry Dix	Preferred A	1,400,000,000	88.3%
Don Boudewyn	Preferred A	960,000,000	83.8%
Top Dog Holdings	Preferred B	329,395,097	63.9%

(1)
Applicable percentage of ownership is based on 185,860,212 shares of common stock outstanding as of February 7, 2010 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 18, 2011, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Holders are restricted to conversion of no greater than 9.9% of the issued and outstanding stock, however, multiple conversion can be performed after sale of previously converted shares.

The persons named above have full voting upon conversion of debentures, or in accordance with the certificate of designation for the respective preferred share, and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of CEP’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which Clean Energy and Power, Inc. was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of Clean Energy and Power, Inc.'s total assets at year end for the last two completed fiscal years.

From time to time, former officers or shareholders lent money to the Company.  At December 31, 2007 the balance owed was $75,500.  Of the balance $40,000 carries interest at 10% per annum, the balance does not bear interest.  All notes are due on demand.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

Our current directors Mr. Vahlsing and Mr. Shen are not independent, pursuant to the definition of an "independent director" set forth in Rule 5605(a)(2) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company intends to add members to the Board of Directors who are independent during the fiscal year 2011.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our directors and Chief Financial Officer.

The Company is currently traded on the (Pink Sheets) OTC Bulletin Board, which does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending December 31, 2007 by Sherb & Co. LLP and December 31, 2006 by Squar Milner were as follows:

	Year ended Dec. 31, 2007	Year ended Dec. 31, 2006
Audit Fees	$27,500	$129,000
Audit-Related Fees	$0	$6,000
Tax Fees	$0	$0
All Other Fees	$0	$0

Because the Company does not have an audit committee, it has not instituted pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	02/22/08
3.2	Certificate of Change dated July 20, 2009		8-K	3.1	08/03/09
3.3	Bylaws		S-1	3.2	02/22/08
4.1	Specimen Stock Certificate		S-1	4.1	02/22/08
10.1			S-1	10.1	02/22/08
10.2			S-1	10.2	02/22/08
10.3			S-1	10.3	02/22/08
10.4			8-K	10.1	09/03/09
10.5			8-K	10.1	09/23/09
10.6	Consulting and Fee Agreement dated July 1, 2009 between	X
14	Code of Ethics		S-1	14	02/22/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CLEAN ENERGY AND POWER, INC.

Date: February 7, 2011	By:	/s/ Dennis Shen
Dennis Shen, President

Date: February 7, 2011	By:	/s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr. Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title

Date: February 7, 2011	/s/ Dennis Shen	Director,
	Dennis Shen	and President

Date: February 7, 2011	/s/ Erwin Vahlsing, Jr.	Director,
	Erwin Vahlsing, Jr.	Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer