Form 10-Q
period 2008-03-31
CLEAN ENERGY & POWER, INC.
filed 2011-02-23
CIK 1100748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 0-30448

Clean Energy And Power, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0420885
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

111 Airport Rd. – Unit 2, Warwick, RI  02889
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:   401- 648-0803

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of February 21, 2011 was 204,794,984

The number of shares of preferred stock outstanding as of February 21, 2011 was 2,855,400 Pfd A and 226,517 Pfd B

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 13 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

•	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

•	risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “CEP” mean Clean Energy and Power, Inc., unless otherwise stated.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Clean Energy and Power, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$5,590	$12,124
Accounts receivable (net of allowance of $0)	23,852	25,669
Prepaid expenses	6,435	-
TOTAL CURRENT ASSETS	35,877	37,793

EQUIPMENT, net	243,785	304,483

OTHER ASSETS:
Deferred finance costs	40,436	62,343
TOTAL OTHER ASSETS	40,436	62,343

	$320,098	$404,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,658,646	$1,459,222
Payroll tax liability	178,700	180,000
Convertible debentures due in one year (net of note discount of $192,417 and $327,738)	4,258,533	4,181,311
Notes payable	107,658	107,658
Notes payable - officers / related parties	119,500	75,500
	661,401	1,883,655
TOTAL CURRENT LIABILITIES	6,984,438	7,887,346

LONG TERM LIABILITIES:
TOTAL LONG TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $.0001 par value; authorized shares -
3,000,000 shares; 3,000,000 issued and outstanding	3,000	3,000
Preferred stock - Series B, $.0001 par value; authorized shares -
5,000,000 shares; 527,032 issued and outstanding	522	527
Accrued dividend - Series B Preferred	99,861	86,627
Common stock, $.0001 par value; authorized shares -
5,000,000,000 shares; 265,717,209 shares and 185,860,212 shares issued and outstanding	265,717	185,860
Additional paid-in capital	24,053,260	24,080,550
Accumulated deficit	(31,086,700)	(31,839,290)
TOTAL STOCKHOLDERS' DEFICIT	(6,664,340)	(7,482,726)

	$320,098	$404,620

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES:
Wi-Fi service fees	$121,823	$79,450
Equipment sales and installation	-	18,284
Managed and professional services	24,997	-
TOTAL REVENUE	146,820	97,734

COST OF SERVICES:
Wi-Fi services	65,151	79,231
Equipment and installation	-	16,692
Professional services	20,756	-
TOTAL COST OF SERVICES	85,907	95,923

GROSS MARGIN	60,913	1,811

OPERATING EXPENSES:
Selling, general and administrative	226,118	921,734
Depreciation	60,698	73,691
TOTAL OPERATING EXPENSES	286,816	995,425

OPERATING LOSS	(225,903)	(993,614)

INTEREST EXPENSE	(108,440)	(596,816)
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY	1,222,254	260,369
AMORTIZATION OF NOTE DISCOUNT	(135,321)	-

NET PROFIT (LOSS)	$752,590	$(1,330,061)

Undeclared dividends and deemed dividends on preferred stock	(13,234)	(13,316)

Net profit (loss) applicable to common stockholders	$739,356	$(1,343,377)

BASIC - NET PROFIT (LOSS) PER SHARE	$0.00	$(0.06)
DILUTED - NET PROFIT (LOSS) PER SHARE	$0.00	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	188,360,734	24,150,985
Diluted	5,000,000,000	24,150,985

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$752,590	$(1,330,061)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of equipment	60,698	73,691
Bad debt expense (recovery)	-	(6,532)
Amortization of deferred consutling fees / unearned compensation	-	77,389
Amortization of deferred financing cost	21,907	20,735
Stock issued for compensation	7,696	-
Fair value common stock issued for services	-	84,655
Write off of note discounts	135,321	360,396
Forgivness of accrued interest and liquidated damages	-	-
Derivative instrument liability expensed	(1,222,254)	(260,369)

Changes in assets and liabilities:
Accounts receivable	1,817	87,282
Inventory	-	(9,572)
Prepaid expenses	(6,435)	-
Payroll taxes	(1,300)	-
Accounts payable and accrued expenses	199,425	302,429
Net cash used in operating activities	(50,535)	(599,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition / disposition of equipment	-	(73,654)
NET CASH USED IN INVESTING ACTIVITIES	-	(73,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	-	(1,000)
Proceeds of private placement	-	410,713
Proceeds from related party	44,000	-
Proceeds from convertible debentures	-	300,000
Increase in deferred finance costs	-	(30,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,000	679,713

INCREASE (DECREASE) IN CASH	(6,535)	6,102

CASH - BEGINNING OF PERIOD	12,124	2,151

CASH - END OF PERIOD	$5,589	$8,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures and interest into stock	$58,100	$8,500
Common stock issued for acquisition of assets	$-	$150,000
Accrued dividends on Preferred Stock	$(13,234)	$(13,316)
Mark to market adjustment for deferred consulting fees	$-	$10,002
Unamortized beneficial conversion	$-	$(83,347)

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
Notes to the Unaudited Financial Statements
 For the three months ended March 31, 2008 and 2007

1.	Nature of Operations and Going Concern

Clean Energy and Power, Inc. (the “Company”) was incorporated as Tesmark, Inc. in September 1979 in the State of Idaho.  In November 1998, the Company changed its state of incorporation from Idaho to Nevada and in January 2001 changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, the Company acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, the Company shifted its strategy from that of a service provider to an original equipment manufacturer, or OEM. 5G Partners liquidated shortly after acquisition and Wireless Think Tank, Inc. is inactive.  On June 25, 2009, the Company changed its name to Clean Energy and Power, Inc. and is changing the focus of its business to the development and deployment of renewable energy resources and environmentally friendly technologies.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net profit of $752,590 (a loss from operations of $225,903) and a net loss of $1,330,061 for the three months ended March 31, 2008 and 2007 respectively, and has an accumulated deficit of $31,086,669. Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, development, and deployment of various environmentally friendly energy related projects.  The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2007 included in the Company’s filing of Form 10K.

3.	Summary of Significant Accounting Policies

a)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

b)   Foreign Currency Translation

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

As of February 21, 2011, the Company operates in the United States and the Czech Republic.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

d)   Use of Estimates

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

g)   Accounts receivable and concentration of credit risk

The Company currently has nominal accounts receivable, and its customers make payment monthly in arrears, and therefore, does not currently foresee a concentrated credit risk associated with trade receivables.  If and when the Company commences operations that generate larger amounts of revenue, the Company will evaluate the receivable in light of the collectability in the normal course of business.

h)   Fair Value Measurements

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

i)   Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

j)   Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

k)   Recently Adopted Accounting Pronouncements

There are several new accounting pronouncement issued or proposed by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

4.	Related party transactions

From time to time, our former CEO, and other officers lent money to the Company.  At March 31, 2008 and 2007 the balance owed was $119,500 and $43,463 respectively.  Of this balance, only $40,000 bears interest at 10% per annum.  The remaining balance bears no interest and all loans are due on demand.

5.	Capital Stock

a)   Authorized

Authorized capital stock consists of:
5,000,000,000 common shares with a par value of $0.001 per share; and
3,000,000 preferred “A” shares with a par value of $0.001 per share; and
5,000,000 preferred “B” shares with a par value of $0.001 per share

b)   Share Issuances

In January 2008, we issued an aggregate of 32,063,022 shares of common stock on the conversion of $31,100 in convertible debentures and accrued interest at an average price of $0.00097 per share.

In January 2008, we issued 5,400,000 shares of common stock upon the exchange of Preferred B shares with a value of $5,265 at an average price of $0.00098 per share.

In February 2008, we issued an aggregate of 5,000,000 shares of common stock on the conversion of $5,000 in convertible debentures and accrued interest at an average price of $0.001 per share.

In February 2008, we issued an aggregate of 6,728,975 shares of common stock for $3,364 in consulting services at an average price of $0.0005 per share.

In March 2008, we issued an aggregate of 8,665,000 shares of common stock for $4,333 in consulting services at an average price of $0.0005 per share.

In March 2008, we issued an aggregate of 22,000,000 shares of common stock on the conversion of $22,000 in convertible debentures and accrued interest at an average price of $0.001 per share.

6.	Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2008 which is the date of the financial statements issued herewith.  Only significant Company events are listed here.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this quarterly report on Form 10-Q, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in its Annual Report on Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Our Current Business

Clean Energy and Power, Inc. (the “Company”) was incorporated as Tesmark, Inc. in September 1979 in the State of Idaho.  In November 1998, the Company changed its state of incorporation from Idaho to Nevada and in January 2001 changed its name to 5G Wireless Communications, Inc. In March 2001, the Company acquired 5G Partners, a Canadian partnership, and changed its business to provide wireless technology systems through high speed Internet access and data transport systems. In April 2002, the Company acquired Wireless Think Tank, Inc., a developer of high-speed long distance wireless technologies. In July 2003, the Company shifted its strategy from that of a service provider to an original equipment manufacturer, or OEM. 5G Partners liquidated shortly after acquisition and Wireless Think Tank, Inc. is inactive.  On June 25, 2009, the Company changed its name to Clean Energy and Power, Inc. and is changing the focus of its business to the development and deployment of renewable energy resources and environmentally friendly technologies.

For the period covered in this report, the Company had ceased the manufacture of wireless equipment and was fully focused on the installation, operation, and management of public access Wi-Fi networks.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2008 and 2007 which is included herein.

Revenues

	Three Months Ended March 31,
	2008	2007
Wi-Fi service fees	$121,823	$79,450
Equipment and installation	-	18,284
Professional services	24,997	-
Total Revenue	$146,820	$97,734

Cost of Services

	Three Months Ended March 31,
	2008	2007
Wi-Fi services	$65,151,	$79,231
Equipment and installation	-	16,692
Professional services	20,756	-
Net Profit (Loss)	$85,907	$95,923

Operating Expenses and Loss

	Three Months Ended March 31,
	2008	2007
Operating expenses	$286,816	$995,425

Operating Loss	$(225,903)	$(993,614)

Expenses

Our expenses for the three month periods ended March 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	March 31,
	2008	2007
Salaries and taxes	$1,596	$268,043
Sales and marketing	-	15,395
Consulting	94,282	150,802
Finance fees	21,907	-
Rent and lease expenses	11,144	53,142
Telephone and connectivity	19,252	15,666
Travel & entertainment	21,816	14,396
Accounting	26,795	93,378
Legal	9,015	252,586
Other	20,311	58,326
Total	$226,118	$921,734

General and Administrative

The decrease in our general and administrative expenses for the three month period ended March 31, 2008 compared to the comparative period ended March 31, 2007 was primarily due to reductions of payroll and associated costs, rent, due to the curtailment of various operations, coupled with a reduction in legal and accounting expenses incurred as a result of the default on the Longview convertible debentures which were subsequently purchased by other firms.

Liquidity and Capital Resources

Working Capital

			Percentage
	March 31,	December 31,	Increase
	2008	2007	(Decrease)
Current Assets	$35,877	$37,793	(5.1	% )
Current Liabilities	$6,984,437	$7,887,346	(11.4	% )
Working Capital (Deficiency)	$(6,948,560)	$(7,849,553)	(11.5	% )

Cash Flows

	Three Months Ended March 31,		Percentage Increase /
	2008	2007	(Decrease)
Cash Used in Operating Activities	$(50,534)	$(599,957)	91.6%
Cash Used in Investing Activities	$-	$(73,654)	N/A
Cash Provided by Financing Activities	$44,000	$679,713	(93.5	% )
Net Increase (Decrease) in Cash	$(6,534)	$6,102	(207.8	% )

We anticipate that we will need to generate or raise approximately $300,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 and legal representation during the next twelve months. We do not have sufficient working capital to provide for the anticipated expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $50,534 during the three month period ended March 31, 2008 and $599,957 during the three month period ended March 31, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

No cash was used in investing activities for the three months ended March 31, 2008.  Cash used in investing activities of $73,654 during the three month period ended March 31, 2007 was used in connection with the installation of Wi-Fi networks in pay-per-use and managed service locations.

Cash Provided by Financing Activities

During the three month period ended March 31, 2008:

The Company raised $44,000 from loan by a Related Party.  The loan carries no interest and is due on demand.

During the three month period ended March 31, 2007:

The Company raised $410,713 from a private placement of common shares.

The Company raised $300,000 from the sale of a convertible debenture.

Disclosure of Outstanding Share Data

As of the date of this quarterly report, we had 204,798,984 shares of common stock issued and outstanding.
As of March 31, 2008 we had 265,717,209 shares of common stock issued and outstanding.

As of the date of this quarterly report, we had 2,656,668 warrants outstanding with an average price of $0.28 per share.  The remaining warrants expire at various times during 2011 and 2012, with the last warrants expiring in September 2012.

As of March 31, 2008 we had 281,632,833 warrants outstanding with an average price of $0.13 per share.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated a profit for several years and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2008, our company has accumulated losses of $31,086,699.  We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2007, our independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of shares of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

Risks and Uncertainties

Rules of the Securities and Exchange Commission concerning late report filings

The Company has been delinquent in the filing of required reports with the SEC.  These late filings have led the SEC to temporarily suspend trading in the Company’s common stock.  The Company hopes that this suspension will not become permanent, and is working to complete the required filings the first of which, the Form 10K for the year ended December 31, 2007 has been completed and filed.  The Company is attempting to resolve this matter in a timely fashion, but cannot be certain its efforts will be successful.  If the Company does not complete all required filings or if the SEC determines that the trading suspension should become permanent the shares of the Company may become worthless.

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

If we complete a business opportunity or combination, management of our company may be required to sell or transfer shares of our common stock and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of shares of our common stock may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board of directors. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of shares of our common stock which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing shares of our common stock to shareholders of such private company. Issuing previously authorized and unissued shares of our common stock will reduce the percentage of shares of our common stock owned by existing shareholders and may result in a change in the control of our company and our management.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2008, there were no significant changes to the internal control or oversight of financial reporting.  Subsequent to this period however, there were several changes in management, and the Company expects that these changes will lead to improved reporting on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2010, the Company received notice from the SEC that they would be opening an investigation into the Company’s failure to file the reports required pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.  These filings included the Form 10K for 2007, and all Forms 10Q’s and Forms 10K’s required through the third quarter of 2010.

The Company has filed the Form 10K for 2007 and with this filing of the Form 10Q for the first quarter of 2008.  Additional filings are in process and will file each as it is completed.  The Company expects to complete all past due filings within several weeks, and believes that completion of all delinquent filings will lead to the closing of the investigation by the SEC.  It is entirely possible that the SEC upon completion of their investigation could halt trading in the shares of the Company’s Common Stock, and management is making every effort through completion of the filings to prevent this outcome.  On January 27, 2011, the SEC issued a temporary cease trade order on the Company’s common shares.  The Company is attempting to resolve this matter in a timely fashion, but cannot be certain its efforts will be successful.  If the Company does not complete all required filings or if the SEC determines that the trading suspension should become permanent the shares of the Company may become worthless.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults On Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY AND POWER, INC.

By

/s/ Erwin Vahlsing, Jr.		/s/ Dennis Shen
Erwin Vahlsing, Jr.		Dennis Shen
Chief Executive Officer, Chief Financial Officer, and Director		President and Director
(Principal Executive Officer and Principal Financial Executive)		(Principal Operating Officer)
Date:	February 21, 2011	Date:	February 21, 2011