Form 10-Q
period 2008-06-30
CLEAN ENERGY & POWER, INC.
filed 2011-02-23
CIK 1100748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

_______________________________________________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock outstanding as of February 21, 2011 was 204,798,984
The number of shares of preferred stock outstanding as of February 21, 2011 was 2,855,400 Pfd A and 226,517 Pfd B

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Item 1.	Forward Looking Statements	1

	Unaudited Consolidated Balance Sheet at June 30, 2008 and Audited Consolidated Balance Sheet at December 31, 2007	2

	Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	4

	Notes to the Unaudited Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION
		15
Item 1.	Legal Proceedings
		15
Item 1A.	Risk Factors.
		15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
		15
Item 3.	Defaults On Senior Securities
		15
Item 4.	(Removed and Reserved)
		15
Item 5.	Other Information
		15
Item 6.	Exhibits and Reports on Form 8-K
		16

	SIGNATURES	17

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “CEP” mean Clean Energy and Power, Inc., unless otherwise stated.

Clean Energy and Power, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$2,090	$12,124
Accounts receivable (net of allowance of $0)	19,082	25,669
Prepaid expenses	6,435	-
TOTAL CURRENT ASSETS	27,607	37,793

EQUIPMENT, net	59,913	304,483

OTHER ASSETS:
Deferred finance costs	21,337	62,343
TOTAL OTHER ASSETS	21,337	62,343

	$108,857	$404,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,761,568	$1,459,222
Payroll tax liability	178,700	180,000
Convertible debentures due in one year (net of note discount of $30,829 and $327,738)	4,413,020	4,181,311
Notes payable	107,658	107,658
Notes payable - officers / related parties	119,500	75,500
Derivative instrument liability	4,691,009	1,883,655
TOTAL CURRENT LIABILITIES	11,271,455	7,887,346

LONG TERM LIABILITIES:
Capital lease obligation	-	-
Convertible debentures, net unamortized discount of $0	-	-
TOTAL LONG TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $.0001 par value; authorized shares -
3,000,000 shares; 3,000,000 issued and outstanding	3,000	3,000
Preferred stock - Series B, $.0001 par value; authorized shares -
5,000,000 shares; 527,032 issued and outstanding	522	527
Accrued dividend - Series B Preferred	113,050	86,627
Common stock, $.0001 par value; authorized shares -
5,000,000,000 shares; 320,401,433 shares and 185,860,212 shares issued and outstanding	320,401	185,860
Additional paid-in capital	24,007,129	24,080,550
Accumulated deficit	(35,606,700)	(31,839,290)
TOTAL STOCKHOLDERS' DEFICIT	(11,162,598)	(7,482,726)

	$108,857	$404,620

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Wi-Fi service fees	$115,330	$130,466	$237,153	$209,916
Equipment sales and installation	-	147,597	-	165,881
Managed and professional services	-	13,500	24,997	13,500
TOTAL REVENUE	115,330	291,563	262,150	389,297

COST OF SERVICES:
Wi-Fi services	58,939	88,045	124,090	203,258
Equipment and installation	-	(16,692)	-	-
Professional services	(614)	115,004	20,142	190,004
TOTAL COST OF SERVICES	58,325	186,357	144,232	393,262

GROSS MARGIN (LOSS)	57,005	105,206	117,918	(3,965)

OPERATING EXPENSES:
Selling, general and administrative	98,203	1,125,846	324,321	1,936,597
Depreciation	183,873	109,061	244,570	182,752
TOTAL OPERATING EXPENSES	282,076	1,234,907	568,891	2,119,349

OPERATING LOSS	(225,071)	(1,129,701)	(450,973)	(2,123,314)

INTEREST EXPENSE	(103,734)	(491,694)	(212,174)	(1,088,510)
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY	(4,029,608)	1,145,452	(2,807,354)	1,405,821
AMORTIZATION OF NOTE DISCOUNT	(161,588)	-	(296,909)

NET LOSS	$(4,520,001)	$(475,943)	$(3,767,410)	$(1,806,003)

Undeclared dividends and deemed dividends on preferred stock	(13,234)	(13,463)	(26,424)	(26,778)

Net loss applicable to common stockholders	$(4,533,235)	$(489,406)	$(3,793,834)	$(1,832,781)

BASIC AND DILUTED - NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	254,258,467	48,441,730	221,309,601	36,363,459

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,767,410)	$(1,806,003)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of equipment	244,570	182,752
Bad debt expense (recovery)	-	5,725
Amortization of deferred consutling fees / unearned compensation	-	108,281
Amortization of deferred financing cost	41,006	40,897
Stock issued for compensation	-	756,117
Write off of note discounts	296,909	625,730
Derivative instrument liability expensed	2,807,354	(832,514)

Changes in assets and liabilities:
Accounts receivable	3,033	(15,729)
Inventory	-	(8,686)
Prepaid expenses	(6,435)	(5,165)
Payroll taxes	(1,300)	-
Accounts payable and accrued expenses	328,238	121,211
Net cash used in operating activities	(54,035)	(827,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition / disposition of equipment	-	(266,670)
NET CASH USED IN INVESTING ACTIVITIES	-	(266,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	824,371
Payments of notes payable	-	(2,532)
Proceeds from related party	44,000	1,983
Proceeds from convertible debentures	-	300,000
Increase in deferred finance costs	-	(30,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,000	1,093,822

DECREASE IN CASH	(10,035)	(232)

CASH - BEGINNING OF PERIOD	12,124	2,151

CASH - END OF PERIOD	$2,089	$1,919
	12,124
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures and interest into stock	$65,200	$12,250
Accrued dividends on Preferred Stock	$(26,424)	$(26,778)
Mark to market adjustment for deferred consulting fees	$-	$(222,416)
Acquisition of equipment for note	$-	$150,000
Debt discount on convertible debentures	$-	$(83,347)

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
Notes to the Unaudited Financial Statements
 For the six months ended June 30, 2008 and 2007

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $3,767,410 and a net loss of $1,806,003 for the six months ended June 30, 2008 and 2007 respectively, and has an accumulated deficit of $35,606,700.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, development, and deployment of various environmentally friendly energy related projects.  The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2007 included in the Company’s filing of Form 10K.

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

4.       Related party transactions

From time to time, our former CEO, and other officers lent money to the Company.  At June 30, 2008 and 2007 the balance owed was $119,500 and $75,500 respectively.  Of this balance, only $40,000 bears interest at 10% per annum.  The remaining balance bears no interest and all loans are due on demand.

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

In April 2008, we issued an aggregate of 21,525,000 shares of common stock for $10,758 in consulting services at an average price of $0.0005 per share.

In April 2008, we issued an aggregate of 7,100,000 shares of common stock on the conversion of $7,100 in convertible debentures and accrued interest at an average price of $0.001 per share.

In May 2008, we issued an aggregate of 12,700,000 shares of common stock for $2,540 in consulting services at an average price of $0.0002 per share.

In June 2008, we issued an aggregate of 13,359,224 shares of common stock for $1,344 in consulting services at an average price of $0.0001 per share.

6.       Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of June 30, 2008 which is the date of the financial statements issued herewith.  Only significant Company events are listed here.

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

For the period covered in this report, the Company had ceased the manufacture of wireless equipment and was focused on the installation, operation, and management of public access Wi-Fi networks.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended June 30, 2008 and 2007 which is included herein.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Wi-Fi service fees	$115,330	$130,466	$237,153	$209,916
Equipment and installation	-	147,597	-	165,881
Professional services	-	13,500	24,997	13,500
Total Revenue	$115,330	$291,563	$262,150	$389,297

Cost of Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Wi-Fi services	$58,939	$88,046	$124,090	$203,258
Equipment and installation	-	(16,692)	-	-
Professional services	(614)	115,004	20,142	190,004
Total Cost of Service	$58,325	$186,357	$144,232	$393,262

Operating Expenses and Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating expenses	$282,076	$1,234,907	$568,891	$2,119,349

Operating Loss	$(225,071)	$(1,129,701)	$(450,973)	$(2,123,314)

Expenses

Our expenses for the three and six month periods ended June 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Salaries and taxes	$(1,596)	$307,320	$-	$575,363
Sales and marketing	-	4,688	-	20,083
Consulting	37,622	2,795	131,905	153,597
Finance fees	19,099	-	41,006	-
Rent and lease expenses	10,213	51,059	21,357	104,201
Telephone and connectivity	5,627	20,261	24,878	35,927
Travel & entertainment	22,099	112,329	43,915	126,725
Accounting	3,970	19,985	30,765	113,363
Legal	109	463,120	9,124	715,706
Other	980	33,306	21,290	91,632
Total	$98,123	$1,014,863	$324,241	$1,936,597

General and Administrative

The decrease in our general and administrative expenses for the six month period ended June 30, 2008 compared to the comparative period ended June 30, 2007 was primarily due to reductions of payroll and associated costs, rent, due to the curtailment of various operations, coupled with a reduction in legal and accounting expenses incurred as a result of the default on the Longview convertible debentures which were subsequently purchased by other firms.

Liquidity and Capital Resources

Working Capital

			Percentage
	June 30,	December 31,	Increase
	2008	2007	(Decrease)
Current Assets	$27,607	$37,793	(5.1	% )
Current Liabilities	$11,271,455	$7,887,346	(11.4	% )
Working Capital (Deficiency)	$(11,243,848)	$(7,849,553)	(11.5	% )

Cash Flows

	Six Months Ended June 30,		Percentage Increase /
	2008	2007	(Decrease)
Cash Used in Operating Activities	$(54,035)	$(827,384)	93.5%
Cash Used in Investing Activities	$-	$(266,670)	N/A
Cash Provided by Financing Activities	$44,000	$1,093,822	(96.0%)
Net Increase (Decrease) in Cash	$(10,035)	$(232)	(4,225.0%)

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $54,035 during the six month period ended June 30, 2008 and $827,384 during the six month period ended June 30, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

No cash was used in investing activities for the six months ended June 30, 2008.  Cash used in investing activities of $266,670 during the six month period ended June 30, 2007 was used in connection with the installation of Wi-Fi networks in pay-per-use and managed service locations.

Cash Provided by Financing Activities

During the six month period ended June 30, 2008:

The Company raised $44,000 from loan by a Related Party.  The loan carries no interest and is due on demand.

During the six month period ended June 30, 2007:

The Company raised $824,371 from a private placement of common shares.

The Company raised $300,000 from the sale of a convertible debenture.

Disclosure of Outstanding Share Data

As of the date of this quarterly report, we had 204,798,984 shares of common stock issued and outstanding.

As of June 30, 2008 we had 320,401,433 shares of common stock issued and outstanding.

As of the date of this quarterly report, we had 2,656,668 warrants outstanding with an average price of $0.28 per share.  The remaining warrants expire at various times during 2011 and 2012, with the last warrants expiring in September 2012.

As of June 30, 2008 we had 281,632,833 warrants outstanding with an average price of $0.13 per share.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated a profit for several years and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2008, our company has accumulated losses of $35,606,700.  We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2008, there were no significant changes to the internal control or oversight of financial reporting.  Subsequent to this period however, there were several changes in management, and the Company expects that these changes will lead to improved reporting on a timely basis.

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

PART II-OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities

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

CLEAN ENERGY AND POWER, INC.

By:	/s/ Erwin Vahlsing, Jr.	By:	/s/ Dennis Shen
	Erwin Vahlsing, Jr Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Executive) Date: February 21, 2011		Dennis Shen President and Director (Principal Operating Officer) Date: February 21, 2011