Form 10-Q
period 2008-09-30
CLEAN ENERGY & POWER, INC.
filed 2011-02-23
CIK 1100748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “CEP” mean Clean Energy and Power, Inc., unless otherwise stated.

Clean Energy and Power, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$194	$12,124
Accounts receivable (net of allowance of $0)	15,085	25,669
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	15,279	37,793

EQUIPMENT, net	37,546	304,483

OTHER ASSETS:
Deferred finance costs	14,462	62,343
Deposits	(3,554)	-
TOTAL OTHER ASSETS	10,908	62,343

	$63,733	$404,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,844,422	$1,459,222
Payroll tax liability	178,700	180,000
Convertible debentures due in one year (net of note discount of $0 and $327,738)	4,443,849	4,181,311
Notes payable	107,658	107,658
Notes payable - officers / related parties	119,500	75,500
Derivative instrument liability	601,911	1,883,655
TOTAL CURRENT LIABILITIES	7,296,040	7,887,346

LONG TERM LIABILITIES:
TOTAL LONG TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $.0001 par value; authorized shares - 3,000,000 shares; 3,000,000 issued and outstanding	2,990	3,000
Preferred stock - Series B, $.0001 par value; authorized shares - 5,000,000 shares; 527,032 issued and outstanding	522	527
Accrued dividend - Series B Preferred	126,384	86,627
Common stock, $.0001 par value; authorized share - 5,000,000,000 shares; 61,145,247(1) shares and 185,860,212 shares issued and outstanding	61,145	185,860
Additional paid-in capital	24,253,140	24,080,550
Accumulated deficit	(31,676,488)	(31,839,290)
TOTAL STOCKHOLDERS' DEFICIT	(7,232,307)	(7,482,726)

	$63,733	$404,620

(1) Adjusted for 1:2,000 reverse stock split on July 11, 2008

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Wi-Fi service fees	$15,620	$174,362	$252,773	$384,278
Equipment sales and installation	-	161,458	-	327,339
Managed and professional services	-	4,000	24,997	17,500
TOTAL REVENUE	15,620	339,820	277,770	729,117

COST OF SERVICES:
Wi-Fi services	3,178	66,048	127,268	269,306
Equipment and installation	-	170,765	-	170,765
Professional services	1,836	(16,026)	21,978	173,979
TOTAL COST OF SERVICES	5,014	220,787	149,246	614,050

GROSS MARGIN	10,606	119,033	128,524	115,067

OPERATING EXPENSES:
Selling, general and administrative	12,654	511,402	336,974	2,447,998
Depreciation	22,367	85,381	266,937	268,133
TOTAL OPERATING EXPENSES	35,021	596,783	603,912	2,716,131

OPERATING LOSS	(24,415)	(477,750)	(475,387)	(2,601,064)

INTEREST EXPENSE	(103,642)	1,578,512	(315,816)	490,002
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY	4,089,098	(2,216,727)	1,281,744	(810,906)
AMORTIZATION OF NOTE DISCOUNT	(30,829)	(896,591)	(327,738)	(896,590)
OTHER INCOME		85,000	-	85,000

NET PROFIT (LOSS)	$3,930,212	$(1,927,556)	$162,803	$(3,733,558)

Undeclared dividends and deemed dividends on preferred stock	(13,334)	(13,611)	(39,758)	(40,389)

Net loss applicable to common stockholders	$3,916,878	$(1,941,167)	$123,045	$(3,773,947)

BASIC - NET PROFIT (LOSS) PER SHARE	$0.48	$(0.02)	$0.04	$(0.12)
DILUTED - NET PROFIT (LOSS) PER SHARE	$0.00	$(0.02)	$0.00	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	8,141,764	96,258,759	2,787,691	32,616,291
Diluted	5,000,000,000	96,258,759	5,000,000,000	32,616,291

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$162,803	$(3,733,558)
Adjustments to reconcile net profit (loss) to
net cash used in operating activities:
Depreciation of equipment	266,937	268,133
Bad debt expense (recovery)	-	183
Amortization of deferred consutling fees / unearned compensation	-	132,411
Amortization of deferred financing cost	47,881	65,180
Stock issued for compensation	22,418	765,177
Write off of note discounts	327,738	866,772
Derivative instrument liability expensed	(1,281,744)	770,516

Changes in assets and liabilities:
Accounts receivable	10,584	74,683
Inventory	-	39,896
Prepaid expenses	-	(28,354)
Payroll taxes	(1,300)	-
Accounts payable and accrued expenses	388,753	(79,582)
Net cash used in operating activities	(55,930)	(858,543)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition / disposition of equipment	-	(410,478)
NET CASH USED IN INVESTING ACTIVITIES	-	(410,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	959,354
Payments of capital leases	-
Payments of notes payable	-
Proceeds of private placement	-
Proceeds from related party	44,000	(540)
Proceeds from convertible debentures	-	340,000
Proceeds from capital leases	-	-
Increase in deferred finance costs	-	(30,000)
Proceeds from notes payable	-	-
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,000	1,268,814

DECREASE IN CASH	(11,930)	(207)

CASH - BEGINNING OF PERIOD	12,124	2,151

CASH - END OF PERIOD	$194	$1,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures and interest into stock	$65,200	$108,155
Conversion of notes under standby equity distribution agreement	$-	$-
Conversion of notes and interest into stock	$-	$-
Common stock issued for acquisition of assets	$-	$
Reduction in fair valaue of deferred consulting fees	$-	$(235,531)
Accrued dividends on Preferred Stock	$(39,757)	$(40,389)
Common stock issued in escrow	$-	$35,000
Acquisition of assets with common stock	$-	$150,000
Debt discount on convertible debentures	$-	$(123,347)

See notes to unaudited consolidated financial statements

Clean Energy and Power, Inc.
Notes to the Unaudited Financial Statements
 For the nine months ended September 30, 2008 and 2007

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net profit of $162,803 (a loss from operations of $475,387) and a net loss of $3,733,558 for the nine months ended June 30, 2008 and 2007 respectively, and has an accumulated deficit of $31,676,488.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the acquisition, development, and deployment of various environmentally friendly energy related projects.  The Company's inability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2        Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2007 included in the Company’s filing of Form 10K.

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

4.        Related party transactions

From time to time, our former CEO, and other officers lent money to the Company.  At September 30, 2008 and 2007 the balance owed was $119,500 and $75,500 respectively.  Of this balance, only $40,000 bears interest at 10% per annum.  The remaining balance bears no interest and all loans are due on demand.

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

On July 11, 2008, the Company effected a reverse stock split of 1 for 2,000

In July 2008, we issued an aggregate of 142 shares of common stock for $80 in consulting services at an average price of $0.563 per share.

In July 2008, we issued 8,000,000 shares of common stock upon the exchange of Preferred A shares with a value of $8,142 at an average price of $0.001 per share.

6.        Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of September 30, 2008 which is the date of the financial statements issued herewith.  Only significant Company events are listed here.

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

In the third quarter a number of contracts came up for renewal but were not renewed leading to the drop in revenue in the quarter.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended September 30, 2008 and 2007 which is included herein.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Wi-Fi service fees	$15,620	$174,362	$252,773	$384,278
Equipment and installation	-	161,458	-	327,339
Professional services	-	4,000	24,997	17,500
Total Revenue	$15,620	$339,820	$277,770	$729,117

Cost of Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Wi-Fi services	$3,178	$66,048	$127,268	$269,306
Equipment and installation	-	170,765	-	170,765
Professional services	1,836	(16,026)	21,978	173,979
Total Cost of Services	$5,014	$220,787	$149,246	$614,050

Operating Expenses and Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating expenses	$35,021	$596,783	$603,912	$2,716,131

Operating Loss	$(24,415)	$(477,750)	$(475,387)	$(2,601,064)

Expenses

Our expenses for the three and nine month periods ended September 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Salaries and taxes	$8,277	$2,295	$8,277	$577,658
Sales and marketing	185	4,099	185	24,182
Consulting	-	275,386	131,905	428,983
Finance fees	6,875	-	47,881	-
Rent and lease expenses	(616)	38,467	20,741	142,668
Telephone and connectivity	1,142	16,922	26,020	52,849
Travel & entertainment	2,578	(56,808)	46,493	69,917
Accounting	30	1,037	30,795	114,400
Legal	80	105,395	9,204	821,101
Other	(5,817)	124,608	15,473	216,240
Total	$12,733	$511,401	$336,974	$2,447,998

General and Administrative

The decrease in our general and administrative expenses for the nine month period ended September 30, 2008 compared to the comparative period ended September 30, 2007 was primarily due to reductions of payroll and associated costs, rent, due to the curtailment of various operations, coupled with a reduction in legal and accounting expenses incurred as a result of the default on the Longview convertible debentures which were subsequently purchased by other firms.

Liquidity and Capital Resources

Working Capital
			Percentage
	September 30,	December 31,	Increase
	2008	2007	(Decrease)
Current Assets	$15,279	$37,793	(59.6	% )
Current Liabilities	$7,296,040	$7,887,346	(7.5	% )
Working Capital (Deficiency)	$(7,280,761)	$(7,849,553)	(7.2	% )

Cash Flows
	Nine Months Ended September 30,		Percentage Increase /
	2008	2007	(Decrease)
Cash Used in Operating Activities	$(55,930)	$(858,543)	93.5%
Cash Used in Investing Activities	$-	$(410,478)	N/A
Cash Provided by Financing Activities	$44,000	$1,268,814	(96.5	% )
Net Increase (Decrease) in Cash	$(11,930)	$(207)	(5,863.3	% )

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $55,930 during the nine month period ended September 30, 2008 and $858,543 during the nine month period ended September 30, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

No cash was used in investing activities for the nine months ended September 30, 2008.  Cash used in investing activities of $410,478 during the nine month period ended September 30, 2007 was used in connection with the installation of Wi-Fi networks in pay-per-use and managed service locations.

Cash Provided by Financing Activities

During the nine month period ended September 30, 2008:

The Company raised $44,000 from loan by a Related Party.  The loan carries no interest and is due on demand.

During the nine month period ended September 30, 2007:

The Company raised $959,354 from a private placement of common shares.

The Company raised $340,000 from the sale of a convertible debenture.

Disclosure of Outstanding Share Data

As of the date of this quarterly report, we had 204,798,984 shares of common stock issued and outstanding.
As of September 30, 2008 we had 61,145,247 shares of common stock issued and outstanding.

As of the date of this quarterly report, we had 2,656,668 warrants outstanding with an average price of $0.28 per share.  The remaining warrants expire at various times during 2011 and 2012, with the last warrants expiring in September 2012.

As of September 30, 2008 we had 281,632,833 warrants outstanding with an average price of $0.13 per share.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated a profit for several years and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2008, our company has accumulated losses of $31,676,488.  We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2008, there were no significant changes to the internal control or oversight of financial reporting.  Subsequent to this period however, there were several changes in management, and the Company expects that these changes will lead to improved reporting on a timely basis.

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