Form 10-K
period 2008-12-31
CLEAN ENERGY & POWER, INC.
filed 2011-04-26
CIK 1100748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 0-30448

Clean Energy and Power, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	20-0420885 (I.R.S. Employer Identification No.)

111 Airport Rd., Unit 2 Warwick, RI 02889 Tel: (401) 648-0805
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 (Title of Class)

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
Yes ❑   No ☒

The number of shares of Common Stock held by non-affiliates, as of December 31, 2008 was 69,148,824 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of $10,372,324 based on the closing price of the Registrant's common stock of $0.15 on December 31, 2008 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB").

As of April 12, 2011 there were 204,798,984 shares of the Company's Common Stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class: Common Stock - $0.001 par value	Outstanding at April 12, 2011: 204,798,984

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

On October 20, 2005, the Company’s shareholders approved (among other things) (a) the termination of the Company’s status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, and (b) the filing of a new registration statement. Based on this approval, on October 21, 2005, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

On November 3, 2005, the Company’s Board of Directors approved a 1 for 350 reverse stock split of the Company’s common stock. Common shares outstanding prior to and after the reverse stock split totaled 1,169,494,405 and 3,341,419 shares, respectively.

On January 19, 2006, 5G Wireless Solutions, Inc. was merged with and into the Company.

On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. (“GCI”). The assets acquired from GCI were in the business of providing wireless Internet access to hospitality property patrons.

On July 11, 2008, the Company’s Board of Directors approved a 1 for 2,000 reverse stock split of the Company’s common stock.  Common shares outstanding prior to and after the reverse stock split totaled 320,401,433 and 53,137,297 shares, respectively. The July 11, 2008 reverse stock split has been retroactively reflected in the accompanying financial statements for all periods presented. Unless otherwise indicated, all references to outstanding common shares, including common shares to be issued upon the exercise of warrants and convertible notes payable, refer to post-split shares.

Where you can find us

We are located at 111 Airport Road - Unit 2, Warwick, RI 02889. Our telephone number is (401) 648-0803, our facsimile number is (401) 648-0699, our e-mail address is info@cleanenergyandpower.com, and our homepage on the world-wide web is at http://www.cleanenergyandpower.com.

About Our Company

As indicated in its recent filings for yearend 2007 and the first three quarters of 2008, the Company has changed its business. Clean Energy and Power, Inc. formerly known as 5G Wireless Communications, Inc. (“Company”) was a designer, developer and manufacturer of commercial grade wireless telecommunications equipment operating on the 802.11a/b/g frequency. The Company deployed its equipment as a wireless Internet service provider (“WISP”), primarily to hospitality properties. The Company also sold its equipment through resellers or directly to end-users.

In July 2008 after the departure of both Mr. Dix and Mr. Boudewyn, the manufacture of equipment for the wireless Internet market was curtailed and abandoned.  The contracts with locations offering Wi-Fi services on a pay for use basis or as an amenity began to expire.  Presently, the Company realizes most of its current revenue from a small group of resorts where the Company continues to offer and support Wi-Fi services, however, while to this day it continues to provide Wi-Fi services, the Company in late 2008 into the first part of 2009 formulated a strategy to redirect it efforts into alternative energy projects.

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

Major Customers

In 2008 a number of major customers left the Company as their contracts expired.  Major customers in 2007 such as Denison University (19% of sales) and DigitalSkys, (11% of sales) were replaced in 2008 by three resort groups with multiple properties which represented 39% of sales in 2008.  The balance of revenue came from another 20 or so location where the Company offered Wi-Fi subscriptions with no real concentration of sales.

Hospitality customers pay for wireless Internet service using the Company’s products. The Company operates “pay for wireless” Internet service for hospitality customers. The Company is obligated to provide support to the hospitality property users. The Company considers such contracts to be entered into in the ordinary course of business.

Research and Development

For the years ended December 31, 2008 and 2007, all internal research and development costs were charged to expense as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Research and development costs (exclusive of salary related) were $1,596 for the year ended December 31, 2008 compared to $1,528 for the year ended December 31, 2007.

Competition.

As is seen from the loss of a number of large customers in the latter half of the year, the Company operates in the highly competitive communications equipment market. The Company competes primarily on the basis of its fixed wireless equipment portfolio, experience and technical skills, competitive pricing model, service quality, reliability and deployment speed. The hospitality WISP business is competitive until a contract is signed, and when a contract ends, there are numerous competitors who seek to acquire the sites through aggressive pricing. Contracts provide exclusive rights for WISP operation on a specific property for a specific period.

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

Employees

We presently have two employees our Chief Executive Officer/Chief Financial Officer, and our President.  Both are also directors of the Company.  At the end of 2008, the Company had one employee – the Chief Executive Officer appointed prior to the resignation of Mr. Dix and Mr. Boudewyn.  We believe that our relationship with employees is satisfactory. We have not suffered any labor problems during the last two years.

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

The Company incurred a net loss of $939,983 for the year ended December 31, 2008 and a net loss of $2,853,488 for the year ended December 31, 2007. The net loss in 2008 is significantly less than the prior year due to a reduction of $2,795,890 in selling, general, and administrative expenses due to the reduction in personnel and curtailment of manufacturing operations, the operating loss for the year ended December 31, 2008 and December 31, 2007 was $469,090 and $3,385,733 respectively.  The Company cannot assure that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company’s possible success is dependent upon the successful development, deployment and marketing of its products, of which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company’s control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. The Company anticipates that it will require additional funds to continue operations for the next twelve months. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to the existing stockholders.

We Have Been The Subject Of A Going Concern Opinion As Of December 31, 2008 And December 31, 2007 From Our Independent Auditors Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

In its report dated April 12, 2011, the Company’s independent registered public accounting firm stated that the financial statements for the years ended December 31, 2008 and 2007 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $32,779,274 at December 31, 2008 and recurring losses from operations. The Company continues to experience net losses. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our financial statements for the years ended December 31, 2008 and 2007.  We have incurred losses of $939,983 and $2,853,488 for the years ended December 31, 2008 and 2007.  We had a working capital deficiency of $8,362,234 at December 31, 2008 and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2008 Were Not Sufficient To Satisfy Our Current Liabilities.

As of December 31, 2008, we have incurred substantial operating losses. We have generated negative free cash flow and expect to continue to experience negative free cash flow for the foreseeable future. To date we have deferred payments, sold stock and convertible debentures, and reduced overhead to minimize cash requirements.  We have current liabilities of $8,382,196 and current assets of $19,962 at December 31, 2008, and a working capital deficiency of $8,362,234.  If we cannot meet our current liabilities we may have to curtail or cease business operations.

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

We need to raise money to meet our general and administrative expenses, and we need to raise money to achieve our business objectives. As of December 31, 2008, we had cash in the amount of $1,375, and current liabilities of $8,382,196.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the fact that we have no business and the present financial market conditions may make obtaining additional financing difficult. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We Could Fail To Attract Or Retain Key Personnel

The Company’s success is largely dependent on the personal efforts and abilities of its senior management, none of which currently has an employment agreement with the Company. The loss of certain members of the Company’s senior management, including its chief executive officer, could have a material adverse effect on its business and prospects.

As the Company shifts its business focus, it intends to recruit employees who are skilled in its new industry. The failure to recruit these key personnel could have a material adverse effect on the Company’s business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

We Are Subject To Municipal and Other Local Regulation

Municipalities may require us to obtain various permits and licenses in order to install or operate equipment in various locations where we seek to deploy Wi-Fi networks. A municipality’s decision to require Clean Energy and Power to obtain permits or licenses could delay or impede the development of our revenue model, as well as force us to incur additional costs.

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

 There is a risk that some of the Company’s products may infringe the proprietary rights of third parties. In addition, whether or not the Company’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against the Company and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company’s failure to do so could have a negative effect on its business and revenues.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

In previous filings for 2007 and 2008, current management was unaware that the SEC had issued comments on August 31, 2006 in connection with a withdrawn Form SB-2 filing dated August 8, 2006.  The comments on the filing included 14 comments related to the December 31, 2005 Form 10K filing, and the March 31, 2006 Form 10Q filing.  Management is analyzing the comments and expects to respond appropriately to these comments as required by the Commission.  Several of the comments have been addressed as they relate to ongoing requirements of quarterly and yearend filings which have been corrected in accordance with the comments.

ITEM 2. PROPERTIES

The principal executive offices for the Company currently consist of approximately 1,000 square feet of office space which are located at 111 Airport Road, Unit 2, Warwick, RI  02889. The Company is a tenant at will, and pays $500 per month for rent.

At the beginning of 2008, the Company leased offices at 4136 Del Rey Avenue in Marina del Ray, California.  The Company leased this property on October 30, 2003 for a 5-year term at a monthly rent of $10,414 as of December 31, 2007.  Total rent payments for this property during 2008 were approximately $21,376.  The Company as part of its contraction sublet the location and left its offices.

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

In December 2010, the Company received notice from the SEC that they would be opening an investigation into the Company’s failure to file the reports required pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.  These filings include the following:

Filing	Year	Filed / Unfiled
Form 10K	2007	Filed
Form 10Q’s – 3 periods	2008	Filed
Form 10K	2008	Filed herewith
Form 10Q’s – 3 periods	2009	Unfiled
Form 10K	2009	Unfiled
Form 10Q’s – 3 periods	2010	Unfiled

The filing of this report is the fifth filing of delinquent reports and the Company expects to complete all past due filings within several weeks, and believes that completion of all delinquent filings will lead to the closing of the investigation by the SEC.  It is entirely possible that the SEC upon completion of their investigation could halt trading in the shares of the Company’s Common Stock, and management is making every effort through completion of the filings to prevent this outcome.  On January 27, 2011, the SEC issued a temporary cease trade order on the Company’s common shares.  While the temporary cease trade order has expired, the Company must be current in its fillings before a Broker-Dealer can file the required 15c-211 to resume trading in the Company’s stock.  The Company is attempting to resolve this matter in a timely fashion, but cannot be certain its efforts will be successful.

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

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock are traded on the Over the Counter Bulletin Board under the symbol “KEPI” (previously “FGWI”). From February 12, 2001 through November 22, 2005, the stock traded under the symbol “FGWC;” prior to February 12, 2001 the symbol was “TSMK”. The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 350 reverse split of the common stock that occurred on November 23, 2005.

As of December 31, 2010, there were approximately 200 owners of record of the Company's common stock. The Company's common stock is currently traded on the OTC Pink Sheets under the symbol "KEPI".   Once all delinquent filings are filed, the Company should be eligible for relisting on the OTC Bulletin Board. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board or OTC Pink Sheets. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
Mar. 31, 2007	$0.1500	$0.1000
June 30, 2007	$0.1334	$0.0200
Sept. 30, 2007	$0.0250	$0.0050
Dec. 31, 2007	$0.0075	$0.0013
Mar. 31, 2008	$0.0029	$0.0004
June 30, 2008	$0.0007	$0.0001
Sept. 30, 2008(1)	$1.0000	$0.2000
Dec. 31, 2008	$0.5100	$0.1200
(1) Adjusted to reflect 1:2,000 Reverse Stock Split effective July 11, 2008

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

On July 11, 2008, the Company affected a reverse stock split of 1 for 2,000

In July 2008, we issued an aggregate of 142 shares of common stock for $80 in consulting services at an average price of $0.563 per share.

In July 2008, we issued 8,000,000 shares of common stock upon the exchange of Preferred A shares with a value of $8,000 at an average price of $0.001 per share.

In November 2008, we issued 8,000,000 shares of common stock upon the exchange of Preferred A shares with a value of $8,000 at an average price of $0.001 per share.

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

Financial Condition

As of December 31, 2008, Clean Energy and Power had total current assets of $19,962 and total liabilities of $8,382,196 for a net working capital deficit of $8,362,234. We need to raise additional money to meet our general and administrative expenses, and we need to raise money to achieve our business objective to acquire additional properties for the installation of Wi-Fi services, or to acquire a target company or business. The additional funding will come from equity financing from the sale Clean Energy’s common stock or the issuance of convertible debt. If Clean Energy is successful in completing an equity or convertible debenture financing, existing shareholders will experience dilution of their interest in Clean Energy. Clean Energy does not have any financing arranged and Clean Energy cannot provide investors with any assurance that Clean Energy will be able to raise sufficient funding or that such funding will be available when necessary. In the absence of such financing, Clean Energy's business will fail.

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

Overview

Beginning in late 2007, the Company focused its business development efforts on generating revenue as a Wireless Internet Service Provider (“WISP”) to hospitality properties. To a lesser degree, the Company earns revenue from installation services and extended warranties. The Company has focused on developing new solutions that better serve its customers as a value added solution provider.

The move into timeshare and hospitality changes the business model under which the company had been operating since it now provides the equipment to the timeshare or hospitality property and absorbs all costs in order to own the network and revenue streams. Although the Company continues to focus on developing and improving current solutions, both hardware and software, to create more efficient wireless networks with greater remote control and network functionality its main focus is on securing new properties in which to deploy, manage and own the equipment and revenue.

Through years of research and development, field-testing and customer support, the Company has optimized the hardware design and deployment to maximize coverage to mobile wireless devices. The Company’s offering provides strong security at both the hardware and software levels, optimizes voice, and offers data, and video links at multi-megabit speeds, and can work seamlessly in wireless networks.

In the second half of 2008 a number of customer contracts came up for renewal.  Competitors acquired a number of these locations and as a result, the Company experienced a significant decline in revenue in the second half of 2008.

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

Liquidity

In 2008, Clean Energy’s internal sources of liquidity came from the sale of wireless equipment, paid installation of the equipment, and ongoing revenue from the operation and maintenance of Wi-Fi networks.

Clean Energy's external sources of liquidity will come from private placements of equity and debt financings.

There are no assurances that Clean Energy will be able to achieve further sales of its common stock, sale of convertible debentures, or any other form of additional financing. If Clean Energy is unable to achieve the financing necessary to continue its plan of operations, then the Company will not be able to continue its operations and its business will fail.

Capital Resources

As of December 31, 2008, Clean Energy had total current assets of $19,962, total liabilities of $8,382,196 and a working capital deficit of $8,362,234, as compared with a working capital deficit of $7,849,553 as of December 31, 2007. The current assets are comprised of cash of $1,375, and accounts receivable of $18,587. The liabilities consisted mainly of accounts payable and accrued expenses of $1,929,772, convertible debentures of $4,443,849 net of the note discount of $0, and derivative liability of $1,602,717.

Clean Energy’s current cash is not sufficient to finance its operations at current and planned levels for the next 12 months. Management intends to manage Clean Energy's revenue, expenses and payments to preserve cash until Clean Energy is profitable, and will also seek additional financing.  Management is also exploring the possible issuance of the Company’s stock in settlement of amounts due.

Revenue

Our principal sources of revenue are derived from the manufacture and sales of Wi-Fi equipment, and the sales, installation, support and operation of Wi-Fi “Hot Spots” (public wireless local area networks).  We generated $301,410 in revenue for the year ended December 31, 2008 versus $927,073 in revenue for the year ended December 31, 2007. The revenue generated was from the sale of Wi-Fi services, equipment and installation fees, network management services and maintenance services.

Revenue was generated from the following services:

	2008	2007
Transaction Service Fees	$276,310	$518,928
Equipment Sales and Installation	-	390,645
Managed Services	25,100	17,500

Total	$301,410	$927,073

Cost of Services

Cost of Services consists primarily of:

	2007	2007
Wi-Fi Services	$139,256	$331,125
Equipment and Installation	-	196,124

Total	$139,256	$527,248
Gross Margin	$162,153	$399,825

The Gross Margin for the year ended December 31, 2008 dropped significantly from the year ended December 31, 2007 as the Company lost revenue as a result of customer’s contracts coming to the end of their term and not being renewed or replaced.

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

These costs decreased approximately 89% from $3,137,830 for the year ended December 31, 2007 to $341,940 for the year ended December 31, 2008.  This decrease is primarily due to reductions associated with a significant reduction of business in the second half of 2008 coupled with the shutdown in late 2007 of the equipment manufacturing and its associated overhead.  See table below.

Comparison of Selling, General and Administrative Costs

	For the Years Ended
	December 31, 2008	December 31, 2007
Payroll & Related Expenses	$14,277	$856,412
Sales & Marketing	185	24,902
Consulting	126,505	772,602
Legal	9,204	942,924
Accounting	30,795	129,471
Finance Fees	50,381	19,407
Insurance	-	59,274
Rent	21,376	128,224
Telephone	26,612	68,810
Travel & Entertainment	46,632	97,490
Other	15,973	38,314
Total	$341,940	$3,137,830

Depreciation and Amortization Expense

Depreciation and amortization expense of $289,303 was recorded for the year ended December 31, 2008 as compared to $655,848 for the year ended December 31, 2007, a decrease of $366,545.  The majority of the decrease is due to having written off intangible assets in 2007.

Impairment of Assets Write Down

In December 2008, the Company evaluated various assets determining that there was no impairment of the economic value of any assets during the fiscal year.

Interest Expense

Interest expense consists of interest accrued on loans and convertible notes payable, the beneficial conversion feature on convertible notes, and the recording of the fair value of warrants issued throughout the year. Interest expense decreased from $633,241 for the year ended December 31, 2007 to $424,094 for the year ended December 31, 2008 representing a decrease of $209,147. The decrease in recorded interest expense was primarily attributable to two items: (1) conversion of convertible debentures into common shares reducing the principle balance; and (2) the reduction of interest expense when the underlying convertible debentures were assigned from Longview to Taib Bank and Montgomery Securities and the interest rate on the assigned debentures was adjusted from a higher penalty rate to a normal rate of between 5% and 8%.  The accrued liquidated damages associated with the defaults in the amount of $609,191 were not acquired and were written off in 2007.

Net Loss

For the year ended December 31, 2008, we had a net loss of $939,983 as compared to a loss of $2,853,488 for the year ended December 31, 2007. The decrease in net loss of $1,913,505 was mainly due to the decrease of $2,795,890 in SG&A, a decrease of $209,147 in interest expense, a favorable adjustment in the derivative instrument liability adjustment of $280,938 offset by a decrease of $237,672 in gross margin due to a reduction in revenue.

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

Liquidity and Capital Resources

Cash and cash equivalents were $1,375 at December 31, 2008. Net cash used in operating activities of $54,749 was derived from the net loss from operations offset by depreciation of equipment, furniture and fixtures, amortization of deferred finance costs, and an increase in accrued expenses.

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

On July 11, 2008, the Company affected a reverse stock split of 1 for 2,000

In July 2008, we issued an aggregate of 142 shares of common stock for $80 in consulting services at an average price of $0.563 per share.

In July 2008, we issued 8,000,000 shares of common stock upon the exchange of Preferred A shares with a value of $8,000 at an average price of $0.001 per share.

In November 2008, we issued 8,000,000 shares of common stock upon the exchange of Preferred A shares with a value of $8,000 at an average price of $0.001 per share.

Off-Balance Sheet Arrangements

Clean Energy and Power, Inc. has no off-balance sheet arrangements.

Material Agreements

The Company has contractual obligations to repay it debentures and notes payable and to make payments under its operating lease agreement.

Payments due by period:

Contractual Obligation	Total	2008	2009 and thereafter
Convertible Debt1	$4,443,849	$4,443,849	$-
Notes payable	107,658	107,658	-

Total Contractual Obligations	$4,551,507	$4,551,507	$-

1 – Convertible debentures matured in 2007 and were extended one year by written agreement.  Subsequently they are all in default having matured and not been paid off or fully converted.  To date, the investors in these debentures have been willing to liquidate their debt through periodic conversions.

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

As of the statement date of December 31, 2008, the Company had made payment to the California Employment Development Department.  The Company had also made partial payment and entered into a settlement agreement with the IRS.  As of December 31, 2008, the remaining balance due to the IRS was approximately $180,000 including penalties and interest.

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

Impairment of long-lived assets – The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

As of December 31, 2008 the Company does not have any impaired assets.

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

At December 31, 2008, the Company created an allowance for bad debts in the amount of $ 0.  Since our reporting was delayed long past the collection of the open receivables, the bad debts were adjusted to the actual results in financial statements filed with this 10K.

Fair Value of Financial Instruments - The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Deferred Financing Costs - The Company amortizes deferred financing costs over the life of the notes which range from one to three years.

Impact of New Accounting Standards Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

Property and Equipment - Property and equipment are recorded at cost.   Depreciation is provided by the straight - line method over the estimated useful lives of the related assets, which is estimated to be from three to seven years.

Intangibles – Intangibles represent the net value of the customer lists and contracts acquired in the acquisition of both Global Connect, Inc. doing business as Ivado.  The Company has adopted the provisions of ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”) for the determination of fair value of the intangibles carrying value.

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

Derivative Liabilities - Pursuant to Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS ASC 315, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as interest expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as an adjustment to interest expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

CLEAN ENERGY AND POWER, INC.

FINANCIAL STATEMENTS

INDEX
Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 2
FINANCIAL STATEMENTS:
Balance Sheets	F - 3
Statements of Operations	F - 4
Statements of Stockholders' Deficit	F - 5
Statements of Cash Flows	F - 6

Notes to Financial Statements	F - 7 to 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Clean Energy and Power, Inc.
Warwick, Rhode Island

We have audited the accompanying balance sheets of Clean Energy and Power, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy and Power, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses as more fully described in Note 1.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

New York, New York
April 21, 2011

Clean Energy and Power, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007

CURRENT ASSETS:
Cash	$1,375	$12,124
Accounts receivable (net of allowance of $0)	18,587	25,669
TOTAL CURRENT ASSETS	19,962	37,793

EQUIPMENT, net	15,180	304,483

DEFERRED FINANCE COSTS	11,962	62,343

	$47,104	$404,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,929,772	$1,459,222
Payroll tax liability	178,700	180,000
Convertible debentures due in one year (net of note discount of $0 and $327,738)	4,443,849	4,181,311
Notes payable	107,658	107,658
Notes payable - officers / related parties	119,500	75,500
Derivative liability	1,602,717	1,883,655
TOTAL CURRENT LIABILITIES	8,382,196	7,887,346

STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $.0001 par value; authorized shares -
3,000,000 shares; 2,980,000 shares and 3,000,000 shares issued and outstanding	2,980	3,000
Preferred stock - Series B, $.0001 par value; authorized shares -
5,000,000 shares; 521,767 shares and 527,032 shares issued and outstanding	522	527
Accrued dividend - Series B Preferred	139,718	86,627
Common stock, $.0001 par value; authorized shares -
5,000,000,000 shares; 69,148,824 shares and 53,069,911 shares issued and outstanding (1)	69,149	53,070
Additional paid-in capital (1)	24,231,812	24,213,340
Accumulated deficit	(32,779,274)	(31,839,290)
TOTAL STOCKHOLDERS' DEFICIT	(8,335,093)	(7,482,726)

	$47,104	$404,620

(1)  Adjusted for 1:2,000 reverse stock split on July 11, 2008

See notes to audited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2008	2007

REVENUES:
Wi-Fi service fees	$276,309	$518,928
Equipment sales and installation	-	390,645
Managed and professional services	25,100	17,500
TOTAL REVENUE	301,409	927,073

COST OF SERVICES:
Wi-Fi services	139,256	331,125
Equipment and installation	-	196,123
TOTAL COST OF SERVICES	139,256	527,248

GROSS MARGIN	162,153	399,825

OPERATING EXPENSES:
Selling, general and administrative	341,940	3,137,830
Depreciation	289,303	655,848
Gain on sale of assets	-	(8,120)
TOTAL OPERATING EXPENSES	631,243	3,785,558

OPERATING LOSS	(469,090)	(3,385,733)

INTEREST EXPENSE	(424,094)	(633,241)
FORGIVENESS OF ACCRUED INTEREST & LIQUIDATED DAMAGES	-	609,191
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY	280,938	1,440,989
AMORTIZATION OF NOTE DISCOUNT	(327,738)	(969,694)
OTHER INCOME	-	85,000

NET LOSS	$(939,984)	$(2,853,488)

Undeclared dividends and deemed dividends on preferred stock	(53,092)	(44,467)

Net loss applicable to common stockholders	$(993,076)	$(2,897,955)

BASIC AND DILUTED - NET LOSS PER SHARE	$(0.02)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	58,408,024	38,997,062

See notes to audited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock							Accumulated
	Series A		Series B		Common Stock		Additional	Dividend on		Total
	($.001 par value)		($.001 par value)		($.001 par value)		Paid-In	Preferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance forward, January 1, 2007	3,000,000	$3,000	540,000	$540	16,165	$16	$22,142,388	$42,160	$(28,941,335)	$(6,753,230)

Issuance of stock for:
Compensation		-		-	5,985	6	192,054		-	192,060
Conversion of debentures		-		-	11,732	12	117,144		-	117,156
Cash		-		-	31,772	32	1,714,593			1,714,625
Reg S shares sold for cash		-		-	53,003,483	53,003	(53,003)			-
Cancellation of escrow shares		-		-	(784)	(1)	(15,273)			(15,274)
Issuance of shares to escrow		-		-	31	-	-			-
Dividend on Series B Preferred		-		-	-	-	-	44,467	(44,467)	-
Beneficial conversion		-		-	-	-	115,425			115,425
Conversion of Preferred B stock to common		-	(12,968)	(13)	1,528	2	11			-
Net loss		-		-	-	-	-		(2,853,488)	(2,853,488)

Balance, December 31, 2007	3,000,000	3,000	527,032	527	53,069,912	53,070	24,213,340	86,627	(31,839,290)	(7,482,726)

Issuance of stock for:
Conversion of debentures		-		-	33,082	33	65,167		-	65,200.00
Compensation		-		-	39,439	39	22,378		-	22,417.00
Other		-		-		-			-	-
Dividend on Series B Pfd							(53,091)	53,091	-	-
Conversion of preferred A stock to common	(20,000)	(20)		-	16,000,000	16,000	(15,980)		-	-
Conversion of preferred B stock to common			(5,265)	(5)	2,700	3	3		-	-
Adjustment for stock reverse 1:2000					3,692	4	(4)		-	-
Net loss		-		-	-	-	-		(939,984)	(939,984)

Balance, December 31, 2008	2,980,000	$2,980	521,767	$522	69,148,824	$69,149	$24,231,812	$139,718	(32,779,274)	$(8,335,093)

See notes to audited consolidated financial statements

Clean Energy and Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(939,984)	$(2,853,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	289,303	655,848
Amortization of deferred financing cost	50,381	56,899
Stock issued for compensation	22,418	192,060
Write off of note discounts	327,738	969,694
Forgivness of accrued interest and liquidated damages	-	609,191
Change in fair value of derivitive	(280,938)	(1,440,989)

Changes in assets and liabilities:
Accounts receivable	7,082	70,703
Inventory	-	97,015
Prepaid expenses	-	8,088
Payroll taxes	(1,350)	180,000
Accounts payable and accrued expenses	470,601	(247,674)
Net cash used in operating activities	(54,749)	(1,702,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition / disposition of equipment	-	(371,756)
NET CASH USED IN INVESTING ACTIVITIES	-	(371,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	-	(3,266)
Proceeds of private placement	-	1,714,625
Proceeds from related party	44,000	33,023
Proceeds from convertible debentures	-	340,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,000	2,084,382

NET (DECREASE) INCREASE IN CASH	(10,749)	9,973

CASH - BEGINNING OF YEAR	12,124	2,151

CASH - END OF YEAR	$1,375	$12,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,300	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures and interest into stock	$65,200	$117,516
Relcass of accounts payable converted to convertible debentures	$-	$452,550
Accrued dividends on Preferred Stock	$53,092	$86,627

See notes to audited consolidated financial statements

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

Nature of Operations and Going Concern (continued)

On October 4, 2006, the Company acquired certain assets of Global Connect, Inc. (“GCI”). The assets acquired from GCI were in the business of providing wireless Internet access to hospitality property patrons.

On July 11, 2008, the Company’s Board of Directors approved a 1 for 2,000 reverse stock split of the Company’s common stock.  Common shares outstanding prior to and after the reverse stock split totaled 320,401,433 and 53,137,297 shares, respectively. The July 11, 2008 reverse stock split has been retroactively reflected in the accompanying financial statements for all periods presented. Unless otherwise indicated, all references to outstanding common shares, including common shares to be issued upon the exercise of warrants and convertible notes payable, refer to post-split shares.

In June 2009 the Company, in conjunction with its name change to Clean Energy and Power, Inc. re-focused its business on the development of alternative energy projects and environmentally beneficial technologies.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying financial statements, the Company incurred a net loss of $939,983 for the year ended December 31, 2008, and has an accumulated deficit of $32,779,274. Management plans to raise cash from public or private debt or equity financing, on an as needed basis to generate revenues from Wi-Fi Operations, and in the longer term through a shift to alternative energy projects. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Significant Accounting Policies

a)	Accounting Principles and Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Significant Accounting Policies (continued)

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

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as no common stock equivalents at December 31, 2008 and 2007 would be dilutive.

As of December 31, 2008 and 2007, the Company has respectively excluded 42,616,666 and 42,616,666 warrants from the calculation.

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

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Fair Value of Financial Instruments (continued)

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 and December 31, 2007:

	Fair Value Measurements at December 31,
Description	(Level 1)	(Level 2)	(Level 3)		Total Carrying Value
			2008	2007	2008	2007
Derivative liability	$-	$-	$1,602,717	$1,883,655	$1,602,717	$1,883,655
Total	$-	$-	$1,602,717	$1,883,655	$1,602,717	$1,883,655

f)	Income Taxes

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

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

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

i)	Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

j)	Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Recently Adopted Accounting Pronouncements (continued)

value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features.  This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

k)	Reclassifications

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

The Company has issued convertible debentures to a number of parties.  The debentures are convertible at variable rates.  The discounts range from 20% to 35% of the market price at the time of conversion.  As a result, the Company assessed the terms of the various convertible debentures in accordance with ASC Topic No. 815 – 40,  Derivatives and Hedging - Contracts in Entity’s Own Stock  (formerly Emerging Issues Task Force Issue No. 07-5,  Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ) and determined that the underlying embedded feature conversion option is indexed to the Company’s common stock and are therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent reporting period.

As each debenture has a separate issuance date, the table below summarizes the valuations at the valuation dates of December 31, 2008 and 2007 respectively.  The revaluation of the derivatives as of December 31, 2008 resulted in a derivative liability of $1,602,717.  The change in fair value during the period of December 31, 2007 to December 31, 2008 resulted in a recorded gain on fair value of derivative liability of $280,938 in the accompanying consolidated statement of operations.  For the twelve months ended December 31, 2008, the Company also amortized the discount on the note for $327,738.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Convertible Debentures (continued)

The fair value of the derivative liability was determined using the valuation model with the following assumptions:

	December 31, 2008	December 31,2007
Common stock issuable upon conversion	37,492,805	3,363,354,724
Estimated market value of common stock on measurement date	$5,623,921	$260,204
Exercise price	$0.1165	$0.0010
Risk free interest rate (1)	3.84%	3.94%
Term in years (3)	Demand	0.50 years
Expected volatility	137%	155%
Expected dividends (2)	0%	0%

(1)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.
(2)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(3)	All debentures have matured and are in default therefore due on demand.

c)	Share Issuances

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

On July 11, 2008, the Company affected a reverse stock split of 1 for 2,000, which is reflected retro-actively in these financial statements.

In July 2008, we issued an aggregate of 142 shares of common stock for $80 in consulting services at an average price of $0.563 per share.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Share Issuances (continued)

In July 2008, we issued 8,000,000 shares of common stock upon the exchange of Preferred A shares with a value of $8,000 at an average price of $0.001 per share.

In November 2008, we issued 8,000,000 shares of common stock upon the exchange of Preferred A shares with a value of $8,000 at an average price of $0.001 per share.

5.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported income taxes is as follows:

Period ended December 31,	2008	2007
Income tax benefit at Federal statutory rate of 35%	$329,000	$1,000,000
Income tax benefit, net of Federal effect	47,000	142,000
Permanent differences (primarily stock-based compensation)	(22,000)	(631,000)
Change in valuation allowance	(354,000)	(511,000)
	$-	$-

The significant components of the Company's deferred income tax assets are as follows:

As at December 31,	2008	2007

Operating losses carried forward	$12,720,000	$11,465,000
Valuation allowance	(12,720,000)	(11,465000)
	$-	$-

At December 31, 2008 the Company has available net operating losses of approximately $12,720,000 which may be carried forward to apply against future taxable income. These losses will expire in 2030. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Legal (continued)

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

Summary judgment was denied by the court, and the Longview Funds were ordered to file a regular complaint, which they did in January 2007. The Company has filed an answer and counterclaims in response to the complaint, asserting numerous defenses and independent claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of fiduciary duty against the Longview Funds, and Stanley A. Hirschman and Phil E. Pearce (two former directors of the Company). The Longview Funds have filed an answer in response to the Company’s counterclaims; the two former directors have filed a motion to dismiss for lack of personal jurisdiction at a hearing on April 20, 2007.

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

In December 2010, the Company received notice from the SEC that they would be opening an investigation into the Company’s failure to file the reports required pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.  These filings included the following:

Filing	Year	Filed / Unfiled
Form 10K	2007	Filed
Form 10Q’s – 3 periods	2008	Filed
Form 10K	2008	Filed herewith
Form 10Q’s – 3 periods	2009	Unfiled
Form 10K	2009	Unfiled
Form 10Q’s – 3 periods	2010	Unfiled

The Company expects to complete the remaining past due filings within several weeks, and believes that completion of all delinquent filings will lead to the closing of the investigation by the SEC.  It is entirely possible that the SEC upon completion of their investigation could halt trading in the shares of the Company’s Common Stock, and management is making every effort through completion of the filings to prevent this outcome.  On January 27, 2011, the SEC issued a temporary cease trade order on the Company’s common shares.  While the temporary cease trade order has expired, the

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Legal (continued)

Company must be current in its fillings before a Broker-Dealer can file the required 15c-211 to resume trading in the Company’s stock.  The Company is attempting to resolve this matter in a timely fashion, but cannot be certain its efforts will be successful.

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

The Company cannot be certain of the outcome, but believes the suit to be without merit and frivolous.

7.	Commitments and Contingencies

The Company has contractual obligations to repay it debentures and notes payable and to make payments under its operating lease agreement.

Payments due by period:

Contractual Obligation	Total	2009	2010 and thereafter
Convertible Debt1	$4,443,849	$4,443,849	$-
Notes payable	107,658	107,658	-

Total Contractual Obligations	$4,551,507	$4,551,507	$-

1 – Convertible debentures matured in 2007 and were extended one year by written agreement.  Subsequently they are all in default having matured and not been paid off or converted.

The Company has not reserved for any contingency in connection with the unresolved comments made by the SEC in their comment letter of August 31, 2006 as the comments appear to cover disclosure and reporting information requiring explanation or clarification in the filings.

8.	Related Party Transactions

From time to time, our former CEO, and other officers lent money to the Company.  At December 31, 2008 the balance owed was $119,500.  Of this balance, only $40,000 bears interest at 10% per annum.  The remaining balance bears no interest and all loans are due on demand.

9.	Warrants

From time to time, the Company has issued warrants in connection with the issuance of certain financial instruments.

During the year ended December 31, 2008, the Company issued no warrants.

During the year ended December 31, 2007, the Company issued 40,000,000 warrants at an exercise price of $0.001 per share.

At December 31, 2008, the Company had a total of 281,632,833 warrants outstanding with a weighted average exercise price of $0.13 per share.

Clean Energy and Power, Inc.
Notes to the Financial Statements
December 31, 2008 and 2007

Warrants (continued)

The following warrants were open at December 31, 2008 and have expired without being exercised:

Date of issuance	Expiration Date	Number of Warrants	Exercise Price	Total Face Value
9/20/2004	9/19/2009	13,000,000	$0.150	$1,950,000.00
9/20/2004	9/19/2009	93,333,333	$0.150	$13,999,999.95
9/20/2004	9/19/2009	43,333,333	$0.150	$6,499,999.95
3/22/2005	3/21/2010	61,224,499	$0.150	$9,183,674.85
7/30/2005	7/19/2010	28,125,000	$0.150	$4,218,750.00
4/15/2006	4/14/2011	216,668	$0.150	$32,500.20
6/13/2006	6/12/2011	800,000	$0.150	$120,000.00
6/13/2006	6/12/2011	800,000	$0.350	$280,000.00
6/13/2006	6/12/2011	800,000	$0.350	$280,000.00
9/18/2007	9/18/2012	40,000,000	$0.001	$40,000.00
	Total	281,632,833		$36,604,925

At the time of this filing, all warrants have expired unexercised with the exception of the following:

Date of issuance	Expiration Date	Number of Warrants	Exercise Price	Total Face Value
6/13/2006	6/12/2011	800,000	$0.150	$120,000.00
6/13/2006	6/12/2011	1,600,000	$0.350	$560.000.00
9/18/2007	9/18/2012	40,000,000	$0.001	$40,000.00
	Total	42,400,000		$720,000.00

10.	Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2008 which is the date of the financial statements issued herewith.  Only significant Company events are listed here.

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
•
On January 27, 2011, the SEC issued a temporary cease trade order on the Company’s common shares.  While the temporary cease trade order has expired, the Company must be current in its fillings before a Broker-Dealer can file the required 15c-211 to resume trading in the Company’s stock.  The Company is attempting to resolve this matter in a timely fashion, but cannot be certain its efforts will be successful.  To date, the Company has filed five of the delinquent filings (including this Form 10K).  There are seven additional filings to be completed.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report (the “Evaluation Date”).   The disclosure controls and procedures are intended to insure that the information relating to us, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

Based on management’s assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to two material weaknesses.

More specifically, the material weaknesses are:

1.
Lack of sufficient personnel with appropriate knowledge, experience and training in US GAAP resulting in a lack of sufficient analysis and documentation of the application of US GAAP to transactions, most especially the timely preparation of the required reporting in accordance with SEC rules.

2.
Due to the Company’s small size and limited financial resources, there was only one officer during the period of this report involved in financial reporting.  As a result, there has been no segregation of duties within the accounting function.  This lack of segregation of duties represents a material weakness.

In efforts to address these material weaknesses, the Company added the current CFO in late 2009.  His efforts are focused on addressing the delinquent filings and brining all reporting of the Company current.  Subsequently, the Company added its current President who also assists in the oversight of all financial expenditures.  The Company is also planning to add personnel to the internal accounting operation as resources permit.

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

None.

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

The following table sets forth information about our executive officers and directors as of April 12, 2011:

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

The following table sets forth information about our executive officers and directors as of December 31, 2008 the period covered by this filing and at the time this filing was due.

Name and Address	Age	Position
Bo Linton	38	Chief Executive Officer, President, and Director
James R. Clarke – Resigned	63	Chief Executive Officer, President, and Director
Jerry Dix – Resigned California	63	Chief Executive Officer, President, and Director
Don Bodeuwyn - Resigned California	44	Executive Vice President, Secretary, Treasurer, and Director

On December 15, 2008, Mr. James R. Clarke resigned as CEO, President, and Director of the Company.

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

Committees of the Board of Directors

Audit Committee.

The Company does not currently have an audit committee.  The Board acts in that capacity.  In 2007, the Company’s audit committee consisted of Messrs. Boudewyn and McCormac, neither of which is an independent director. The audit committee has adopted a written charter. Mr. McCormac has been designated the Audit Committee’s “financial expert” in compliance with Item 407(d)(5) of Regulation S-B.  Subsequent to Mr. McCormac’s resignation, the audit committee ceased to operate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. During fiscal 2008, the Company is unaware of any required reports that were not timely filed.

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

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name & Principal Position	Fiscal Year Dec 31,	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards		Options / SARs	LTIP Payouts	All Other Compensation(1)
Bo Linton	2008	$0		$0	$0	0		0	0	0
Chief Executive Officer	2007	$0		$0	$0	0		0	0	0
President, Director	2006	$0		$0	$0	0		0	0	0

James R. Clarke	2008	$0		$0	$0	0		0	0	0
Chief Executive Officer	2007	$0		$0	$0	0		0	0	0
President, Director	2006	$0		$0	$0	0		0	0	0

Jerry Dix,	2008	$0		$0	$0	0		0	0	0
Chief Executive Officer,	2007	$0		$0	$0	0		0	0	0
President, Director	2006	$140,400	(2)	$0	$0	$48,843	(3)	0	0	0

Don Boudewyn	2008	$0		$0	$0	0		0	0	0
Executive VP,	2007	$107,000		$0	$0	0		0	0	0
Secretary, Treasurer, Director	2006	$107,000	(4)	$0	$0	$30,200	(5)	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End Table.

There were no outstanding equity awards at December 31, 2008 for the directors and executive officers of the Company.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 18, 2011 with respect to the beneficial ownership of our Company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than 5% of said securities, and all directors and executive officers of our Company as a group:

		Common Stock Beneficially Owned (1)
Name and Address	Title of Class	Amount	Percent of Class(2)
Montgomery	Common	16,634,401	7.5%
Certain Wealth / Taib Bank	Common	24,181,105	10.6%
Richardson & Patel	Common	3,549,410	1.7%
Erwin Vahlsing, Jr.	Common	1,000,000	0.5%
Dennis Shen	Common	2,600,000	1.3%
Jerry Dix	Preferred A	1,400,000,000	87.2%
Don Boudewyn	Preferred A	960,000,000	82.4%
Top Dog Holdings	Preferred B	2,415,708	1.2%

(1)
Applicable percentage of ownership is based on 204,798,984 shares of common stock outstanding as of April 12, 2011 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 12, 2011, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

From time to time, former officers or shareholders lent money to the Company.  At December 31, 2008 the balance owed was $119,500.  Of the balance $40,000 carries interest at 10% per annum; the balance does not bear interest.  All notes are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007

Audit fees (1)	$12,667	$12,667
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$12,667	$12,667

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

We have engaged Sherb & Co., LLP to audit our financial statements for the years ended December 31, 2007, 2008 and 2009.  The total fee for the three years ended December 31, 2009 will be $38,000.  Therefore, we have allocated $12,667 to each year.

The fees for our quarterly reviews have yet to be determined and we have yet to be billed for the quarterly reviews performed by Sherb & Co., LLP for the three quarters ended in fiscal year end 2008.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

 We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

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

CLEAN ENERGY AND POWER, INC.

Date: April 25, 2011	By:	/s/ Dennis Shen
Dennis Shen, President

Date: April 25, 2011	By:	/s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr., Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: April 25, 2011	/s/ Dennis Shen	Director, and President
Dennis Shen
Date: April 25, 2011	/s/ Erwin Vahlsing, Jr.	Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer
Erwin Vahlsing, Jr.